Form 10QSB
period 1996-03-31
AMERICAS COFFEE CUP INC
filed 1996-05-16
CIK 830746

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number: 33-20492-D

                   America's Coffee Cup, Inc.

 (Exact name of small business issue as specified in its charter)

          Colorado                        84-1078201

(State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

12528 Kirkham Ct., Nos.  6 & 7, Poway, CA                     92064
   (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: (619) 679-3290

                         Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:  Yes    X   No       .

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check Mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes
      No        Not Applicable   X  .

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Issuer has one class of common stock, of which 845,567 shares were outstanding on May 13, 1996.

Transitional Small Business Disclosure Format (check one):  Yes    No X
 .

                   PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.
                          BALANCE SHEET
              (America's Coffee Cup, Inc.-Unaudited)

     ASSETS
                                      March 31, 1996      December 31, 1995

CURRENT ASSETS
Cash and Cash Equivalents               $2,688               $32,727
Accounts Receivable,
   no allowance necessary               $116,865            $130,455
Inventories                             $119,435            $135,776
Prepaid expense and other               $38,642             $15,996
      TOTAL CURRENT ASSETS             $277,630              $314,954

PROPERTY AND EQUIPMENT, net            $447,032              $338,085

OTHER ASSETS:
License agreement, net                 $296,875              $218,750
Slotting fee, net                      $ 57,798              $ 61,581
Deferred offering costs                $108,468              $72,060
     TOTAL OTHER ASSETS                $463,141              $352,391


                                       $1,187,803            $1,005,430

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                       $222,352              $259,457
License fee payable                    $100,000                     -
Bank Overdraft                         $26,475                      -
Accrued expenses                       $90,113               $62,239
Current portion of long-term debt      $962,217              $722,717
     TOTAL CURRENT LIABILITIES         $1,401,157           $1,044,413

LONG-TERM DEBT                         $457,660             $480,160

STOCKHOLDERS' DEFICIT
Common stock, $.40 par value          $338,226               $320,816
 (10,000,000) shares authorized,
 802,043 and 845,567
 shares issued and outstanding as
 of December 31, 1995, and
 March 31, 1996, respectively)
 Preferred stock, $.40 par value
 (1,000,000 shares authorized,
 no shares issued andoutstanding
 at December 31, 1995, or  March
  31, 1996)
Additional paid-in-capital           $436,010                $366,373
Accumulated deficit                $(1,445,250)              $(1,206,332)

                                   $(671,014)                $(519,143)
TOTAL SHAREHOLDERS' DEFICIT        $1,187,803                $1,005,430

       (See accompanying notes to financial statements.)

                    STATEMENT OF OPERATIONS
              (America's Coffee Cup, Inc.-Unaudited)



                               For the three months    For the three months
                             ended March 31, 1996   December 31, 1995

SALES                         $616,581                  $749,637

COST OF SALES                $245,582                   $312,595

GROSS PROFIT                $370,999                     $437,042

OPERATING EXPENSES
General and Administrative   $582,004                    $467,784
Depreciation                 $ 24,493                    $   5,468
 Total operating expenses    $586,947                    $473,252

LOSS FROM OPERATIONS          $(215,948)                 $(36,210)

OTHER INCOME (EXPENSES)
Interest expense                  -                      $(19,046)
Other                         $(8,545)                   $(385)
 Total other income (expenses)$(8,545)                  $(19,431)

LOSS BEFORE INCOME TAX EXPENSE  $(224,493)              $(55,641)

Provision for income tax             -                   $800

NET LOSS                      $(224,493)                 $(56,441)

NET LOSS PER COMMON SHARE       $(.26)                    $(.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             857,005                  848,300



       (See accompanying notes to financial statements.)

                    STATEMENT OF CASH FLOWS
             (America's Coffee Cup, Inc.  Unaudited)


                                             Three Months Ended
                                    March 31, 1996         March 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                    $(224,495)            $(56,441)
Adjustments to reconcile net income
(loss) to net cash provided by (used
 in) operating ativities:
Depreciation                          $2,611               $5,468
Amortization of license agreement
  included in cost of goods sold     $21,875              $21,875
Changes in operating assets
 and liabilities:
     Accounts receivable               $13,590            $44,021
     Inventories                       $16,341            $11,402
     Prepaid expenses                 $(22,646)           $(1,421)
     Other assets                     $(3,165)            $(2,709)
Increase (decrease) in:
     Accounts payable                 $(37,105)           $2,694
     Accrued expenses                $27,874              $19,162

     Total adjustments              $19,375             $100,492

 Net cash provided by
  (used in) operating activities     $205,118           $44,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment $(111,558)           $(6,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt           $(45,000)           $(12,052)
Proceeds from issuance of debt       $262,000                  -
Proceeds from convertible debt       $69,637             $(82,500)

 Net cash provided by (used in)
  financing activities              $286,637              $70,448

 Net increase (decrease in cash)    $(30,039)             $107,640

CASH, BEGINNING OF PERIOD            $32,727             $228,864

CASH, END OF PERIOD                 $2,688               $336,504



       (See accompanying notes to financial statements.)

                 Notes to Financial Statements
            (America's Coffee Cup, Inc. - Unaudited)

A.  Basis of Presentation:

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature which were considered necessary for a fair presentation of these financial statements have been included. It is suggested that these statements be read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996, may not necessarily be indicative of the operating results for the entire 1996 year.

B.  Net Loss per Common Share and Common Stock:

Net loss per common share of Common Stock is computed by dividing net loss by the weighted average number of shares outstanding for the periods presented.

C.  Going Concern:

The Company has suffered recurring operating losses and, at September 30, 1995, had a net deficiency in assets. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Several steps have been taken by the Company in an attempt to increase working capital and improve profitability. During
1994, 1995 and 1996, the Company issued convertible debt, and during 1995, signed a letter of intent with an underwriter for the purpose of conducting an offering of securities, the net proceeds of which are currently estimated to approximate
$3,200,000. Additionally, the Company has orally agreed with Ralph's to relocate fixtures in several stores to new locations which present better market demographics, continue installing concessions at newly constructed Ralph's stores and began installing concessions at stores which are being converted into Ralph's from Alpha Beta. The Company is also continuing to pursue expansion into other grocery chains.

D.  Property and Equipment:

Property and equipment at March 31, 1996, and March 31, 1995, consisted of the following:





                                    1996                   1995

Office equipment and furniture     42,718                41,107

Store equipment and fixtures       523,234               440,277

Automobile                          79,670               26,526

Less accumulated depreciation      195,977               178,193

Net property and equipment        449,643                329,717

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion of financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements and notes thereto appearing elsewhere in this form.

     The Company has had recurring losses from operations since inception and has a net capital deficiency, each of which raise substantial doubts about its ability to continue as a going concern. Accordingly, the auditors' report and opinion on the financial statements as of and for the years ended December 31, 1995, and December 31, 1994, included an explanatory paragraph about these uncertainties; however, management has taken a number of steps which it believes will assure the future of the Company irrespective of its current capital raising efforts.

     The following discussion should be read with the understanding that the Company was a start-up entity with limited working capital. The Company has historically shown substantial losses during the second and third calendar quarters of each year, due to seasonal trends, while posting positive operating cash flows during the first and final quarters of the year, the effect of which has been a substantial reduction in the net losses incurred by the Company in each year.

Results of Operations

Three Months Ended March 31, 1996, as Compared to Three Months Ended March 31, 1995


                                     1996                    1995

Revenue                            616,581                 749,637

Costs of Sales                     245,582                 312,595

Operating Expenses                586,947                  473,252

Loss from Operations             (215,948)               (  36,210)

Other Income (Expenses)          (    8,545)              (  19,431)

Net Loss                          (224,493)               (  56,441)


     The Company opened its first service concession in August of 1988, and, as of January 31, 1996, had expanded to 66 locations, all of which are located in Southern California in a single supermarket chain, Ralph's. During February of the current year, the Company agreed with Ralph's to close concessions at eleven locations and relocate ten of the fixtures to stores with higher sales volume in neighborhoods with higher median income. As of the date of this report, four of these locations had been installed and a schedule implemented to install the remaining six locations by the end of June. The eleven closed locations were operating, at best, at break even. Management believes that the ten new locations have better prospects and will increase revenues on a per location basis with a greater likelihood of profitability because of their favorable locations. These closures had a direct impact on revenues during the quarter because of (i) the reduced number of locations generating revenues and (ii) the repurchase by the Company from Ralph's of unsold coffee. These factors contributed significantly to a reduction of revenues in the amount of $133,056 (17.75%) to $616,581 for the first quarter of 1996 from $749,637 during the first quarter of 1995.

     Costs of sales decreased $67,013 (21.44%) to $245,582 during the first quarter of 1996 from $312,595 during the first quarter of 1995, and also decreased as a percentage of revenues to 39.83% from 41.70%. The decrease in the total of these costs was due primarily to the further decrease in the price per pound for coffee during the first quarter of 1996 which the Company paid, as compared to the prices paid in the corresponding period of 1995, which price decrease accounted almost entirely for the decrease of these costs as a percentage of revenues between the two periods. The decrease in the total of these costs was also due, in lesser part, to the relocation within Ralph's discussed in the immediately preceding paragraph.

     Operating expenses during the first quarter of 1996 increased $113,695 (24%) to $586,947 from $473,252 due to an increase in general and administrative expenses of $114,220 (24.41%) to $582,004 from $467,784. The increase in general and administrative expenses were primarily the result of the hiring of a new marketing executive, the finalization of the build out of the warehouse and delivery systems by the Company that was necessitated from the change in coffee supplier and the anticipated expansion within Ralph's, as discussed above, as well as the additional labor and supply expenses incurred in this regards, product development costs for new product lines and the expenses incurred in the sale of debt securities by the Company. Operating expenses were further increased as a result of an increase in depreciation of $19,025 and an increase in amortization expenses of $27,531 as compared to the comparable quarter of 1995.

     The result of the above was a loss from operations of $215,948 in the quarter due principally to the relocation within Ralph's discussed above, the build out of the warehouse and delivery system to accommodate the change in coffee supplier and anticipated new growth within Ralph's, the development of new product lines, the hiring of marketing personnel and the sale of debt securities.

     Interest expense was substantially reduced during the first quarter of 1996 as a result of the conversion of approximately $205,000 in debt securities during the last six months of 1995 and in February of the quarter under discussion;
thus, the net loss of $224,493 was approximately equal to the loss from operations.

     The Company generated negative cash flows from operations of $205,118 during the first three months of 1996 due primarily to the relocation within Ralph's, the build out of the warehouse and delivery system discussed above, and the purchase of inventory. This compared to a positive operating cash flow of $44,051 from operations in the first quarter of 1995. Cash was used outside of operations to purchase property and equipment ($111,558) and repay the brothers debt
($45,000). Cash was generated from the sale of the Bridge Loan Notes ($262,000) and the conversion of outstanding debt
($69,637), which, when combined with the cash flows used in operations during the first quarter of 1996, resulted in a decrease in cash of $30,039 during the period, as compared to an increase of $107,640 in cash during the comparable period of 1995.

Liquidity and Capital Resources

     The Company, since inception, has principally relied upon two sources for its working capital for operations and expansion, (i) cash flow generated from operations and (ii) the extension of credit by Brothers in the forms of (a) trade account repayment terms, (b) the advancement of fixture and delivery costs and (c) the advancement of slotting fees to Ralph's on behalf of the Company. In early 1995, the Company began a program to increase cash flow from operations, the most significant result of which was the replacement of Brothers with other suppliers. New suppliers provide coffee to the Company at an average cost savings per pound of $1.45, a decrease of approximately 33%. The Company expects further revenue enhancements and other cost savings and expense reductions to come from (i) additional employee training to improve sales efforts at the service concessions, (ii) the conversion of debt aggregating $117,970 in principal and accrued interest to Common Stock on August 17, 1995, which resulted in an approximate savings of $13,200 per year in interest,
(iii) the termination on July 31, 1995, of a consulting agreement with Fidiparex, S.A., which resulted in an approximate savings of $40,000 per year, (iv) the conversion to Common Stock in February of this year of debt evidenced by debentures aggregating $87,047 in principal and accrued interest, which resulted in an approximate savings of $7,830 per year in interest expense, and (v) the establishment of new supply contracts for coffee accessory products. The Company plans to further increase revenues through the closure of eleven stores and the relocation of ten of the fixtures in these stores to new locations, as discussed above in the third paragraph under this item, and the expansion of concession stands in Ralph's.
These savings will be
partially offset by (i) an increase over a six month period in fees of $4,000 per month payable to an individual to assist the Company in the upgrade of its accounting and financial programs and the implementation of these programs, (ii) a $15,000 increase in the annual salary of Mr. Marsik and
(iii) the employment of a new marketing executive, Mr. Vandenberg, at an annual salary of $67,200.

     Prior to August 25, 1995, the Company was obligated to purchase its supply of gourmet coffee exclusively from Brothers, the country's largest wholesale and retail supplier of gourmet coffee. On that date, the Company entered into an agreement (the "Supply Termination Agreement") with Brothers to supersede all previous agreements between the parties.
Under the terms of the Supply Termination Agreement, the Company and Brothers terminated the obligation of the Company to purchase its supply of coffee exclusively from Brothers and agreed to the consolidation, satisfaction and structured repayment of certain debt which had been accrued by the Company in favor of Brothers during the term of their relationship, which dated back to 1989. On the date of execution, the Company further agreed to pay Brothers, from the proceeds of a currently contemplated public offering, if successful, approximately $740,000, as evidenced by two unsecured promissory notes. Pursuant to the Supply Termination Agreement, the Company and Brothers mutually released all claims, demands and liabilities between them, with the exception of those obligations specifically set forth in the agreement, as well as those accounts payable which accrued after June 1, 1995. Included within the debt released was $350,000 in slotting fees which Brothers had paid on behalf of the Company to Ralph's. The debt remaining to be repaid arose principally from the start-up and expansion of the Company and consisted of (i) unpaid trade accounts accrued to April 1, 1993, and (ii) slotting fees paid by Brothers on behalf of the Company to obtain space for the concessions of the Company in Ralph's. Additionally, the Company acquired from Brothers under this agreement all concession fixtures and equipment in those stores installed prior to the date of the agreement, which were valued by the parties at $295,000.

     On November 22, 1995, the Company executed a promissory note in the principal amount of $292,312.78, which evidenced accrued accounts payable due Brothers after the execution and delivery of the Supply Termination Agreement.
The Company made its first payment under this note on December 15, 1995, but Brothers initiated suit on this note after this date in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The Company and Brothers settled the matter without the necessity of an answer to the complaint by the Company on January 25, 1996, by agreeing to the joint stipulation for the settlement of all obligations between Brothers and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above, an aggregate of $1,025,280 in principal as of January 25, 1996. Brothers originally agreed to reduce this amount to $717,696 if paid by April 1, 1996, and if not paid by that date, the $1,025,280 was to have been paid in 40 equal monthly installments of $30,246 beginning on April 1, 1996, and ending on July 1, 1999. Brothers subsequently extended the April 1, 1996, due date until June 7, 1996. Pursuant to the settlement agreement, the Company paid Brothers $15,000 on January 25, February 17, and March 13, 1996, and
$30,246 on April 1 and May 1, 1996, all of which amounts were credited against the amount which is due Brothers, whether paid by June 7, 1996, or later through monthly payments. In consideration for the extension until June 7, 1996, the Company agreed to pay interest at 10% per annum from April 1, 1996, on the balance then due, an amount equal to $10,000, which amount of interest was paid along with the $30,246 payment due on May 1, 1996.

     Beginning in January, 1996, the Company sold, directly and through an unaffiliated intermediary, $262,000 of promissory notes (the "Bridge Loan Notes") to two unaffiliated third parties. The Bridge Loan Notes bear interest at the rate of 12% per annum and are due to be paid at the earlier of the close of the public offering which the Company is currently contemplating or July 30, 1996. The Bridge Loan Notes are secured by a second position in all tangible and intangible property which the Company now owns and may subsequently acquire. The first three months of interest on these notes was paid in advance at each closing, as were the due diligence and/or placement fees, the result of which was a net of $235,800 in loan proceeds to the Company.

     In conjunction with the sale of the Bridge Loan Notes, the Company issued to the purchaser thereof warrants (the
"Bridge Loan Warrants") which allow the holders thereof to acquire during a period of five years from the commencement of the public offering which the Company is currently contemplating up to 78,600 units, each consisting of four shares of Common Stock and four warrants at a price of $6.50 per unit. When recorded in the financial statements, the units are anticipated to be recorded at $786,000 and the difference between the $786,000 and the proceeds of $510,900 will be recorded as a finance expense.
The shares of Common Stock and warrants
underlying these units have been included in the contemplated public offering for sale by the holders of the Bridge Loan Warrants. The agreements which led to the issuance of the Bridge Loan Warrants have customary anti-dilution protections against such matters as reverse stock split, reclassifications and reorganizations.

     In addition, in May of 1996, the Company sold an additional note, for $40,000 (the "May Note"). The first three months of interest on this note, the sum of $800, was paid in advance at the closing of the sale. An affiliate of the holder of this note subsequently became a consultant to the Company for $4,000 per month during a six month term, as discussed in the third paragraph of this item.

     If the currently contemplated public offering by the Company is not closed by July 30, 1996, the Company will (i) repay the Bridge Loan and May Notes in full and (ii) at the option of the holders thereof, issue a second warrant, in lieu of and on substantially similar terms as the Bridge Loan Warrants, to purchase up to 135,000 shares of Common Stock, which have been registered in the public offering, at a price per share which will equal 65% of the average bid price for these shares for the 20 trading days preceding the maturity date. If the Bridge Loan and May Notes are not repaid from the proceeds of the contemplated public offering, the holders thereof at their option may either (i) call the Bridge Loan and May Notes and proceeds against the collateral or (ii) surrender the Bridge Loan and May Notes to the Company in exchange for 403,000 shares of Common Stock which have also been registered with the public offering.

     The Company raised approximately $233,750 in working capital during the final month of 1994 from (i) a group of European investors who purchased two year, unsecured, 9% interest bearing notes in the principal amount of $123,750 which are presently convertible into shares of Common Stock at a price per share of $9.00 and (ii) parties then affiliated with a director, who purchased one year, unsecured 11.5% interest bearing promissory notes in the principal amount of $110,000, all of which were converted on August 17, 1995, into 589,848 "restricted" shares of Common Stock. In February of 1996, two European investors converted $78,750 and $8,296.77 in principal and interest, respectively, for a total of $87,047, into 43,524 shares of Common Stock at a price of $2.00 per share.

     Management expects that operations and the proceeds of the proposed public offering discussed above will be sufficient to provide operating capital for expansion. The lower cost of coffee derived from new supply sources is anticipated to improve operating cash flow as well as to pay any remaining indebtedness following the close of the public offering.
Additional coffee concessions are self-funding.


                    PART II-OTHER INFORMATION

Item 1.  Legal Information.

     Brothers initiated suit against the Company in December, 1995, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The suit claimed that the Company had failed to make payments under a promissory note for accrued payables due Brothers after the execution and delivery of the Supply Termination Agreement. The
Company was prepared to defend the suit vigorously, as the first and only payment then due had been made. The Company and Brothers settled the matter on January 25, 1996, without the necessity of the Company filing an answer, by agreeing to the joint stipulation for the settlement of all obligations between Brothers and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above, an aggregate of $1,025,280 in principal as of January 25, 1996. Under the terms of this settlement, the amount which the Company was required to pay Brothers by April 1, 1996, was $717,696, which would have resulted in a release to the Company of an additional $307,584 in debt and which would have had an equal impact on shareholders' equity. As originally agreed, if this payment was not made by April
1, 1996, the total amount due Brothers would increase to $1,025,280, to be repaid, with interest at the rate of 10% per annum, in 40 equal monthly installments of $30,246 beginning on April 1, 1996, and ending on July 1, 1999. The obligation is unsecured. The Company paid Brothers $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on April
1 and May 1, 1996, all of which amounts were credited against the amount which is due Brothers. Brothers subsequently agreed to allow the Company until June 7, 1996, to make this lump sum payment, provided that all of the other terms of the settlement are adhered to. If the Company does not repay this obligation by June 7, 1996, and does not make the monthly payments, a judgment will be entered against it in the amount of $1,025,280, less the good faith and other payments to the date of judgment, plus interest and the costs and expenses of entering the judgment and collecting on it. Brothers would then be entitled to exercise its rights as a judgment creditor and attach and sell all of the assets of the Company, subject to the rights of existing lien holders.

     In December of 1995, counsel for Robert Matossian and Fidiparex, S.A., demanded the recision of and subsequent conversion into Common Stock of notes which the Company had entered into with certain affiliates of one of its directors, Mr. Pierce, on December 30, 1994, alleging, among other claims, breach of fiduciary duty to the Company by Messrs.
Marsik and Pierce. The notes were converted into Common Stock on August 17, 1995. Mr. Matossian was a consultant to the Company from June 1, 1993, until July 31, 1995, when the consulting agreement was terminated by the Company.
Mr. Matossian was also a director of the Company with Messrs. Pierce and Marsik during the time that the notes were entered into and the conversion of the notes effected. The Company and Messrs. Marsik and Pierce are prepared to vigorously defend their actions, and have corresponded such to Mr. Matossian and Fidiparex, S.A.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

               None.

Item 6    Exhibits and Reports on Form 8-K.

               None.


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               AMERICA'S COFFEE CUP, INC.


                                   By: Robert W.  Marsik

                        Chief Executive, Financial
                    and Accounting Officer