Form 10QSB/A
period 1996-03-31
AMERICAS COFFEE CUP INC
filed 1996-08-13
CIK 830746

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSBA
(Mark One)

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number: 33-20492-D

                 America's Coffee Cup, Inc.
(Exact name of small business issue as specified in its charter)

  Colorado                         84-1078201
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or organization)

      12528 Kirkham Ct., Nos.  6 & 7, Poway, CA    92064
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

Check Mark whether the issuer has filed all documents and reports required to be filed by Section 12,
13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan
confirmed by a
court: Yes      No      Not Applicable X.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Issuer has one class of common stock, of which 845,567 shares were outstanding on May
13, 1996.

Transitional Small Business Disclosure Format (check one):  Yes
  No X.
                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICA'S COFFEE CUP, INC.



By:   /s/ Robert W. Marsik
     Robert W.  Marsik
     Chief Executive, Financial
        and Accounting Officer

                          EXHIBIT INDEX

          Exhibit 27-1:          Financial Data Schedule


                             exhibit 27-1

                     financial data schedule