Form 10QSB
period 1996-06-30
AMERICAS COFFEE CUP INC
filed 1996-08-14
CIK 830746

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Issuer has one class of common stock, of which 845,567 shares were outstanding on August 13, 1996.

Transitional Small Business Disclosure Format (check one):  Yes
  No X.
                   PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          BALANCE SHEET
              (America's Coffee Cup, Inc.-Unaudited)

                             ASSETS
                              June 30, 1996    December 31, 1995

CURRENT ASSETS
 Cash and Cash Equivalents        $    38           $  32,727
 Accounts Receivable,
     no allowance deemed
        necessary                 131,377             130,455
 Inventories                       66,282             135,776
 Prepaid expense and other         35,301              15,996

     TOTAL CURRENT ASSETS         232,998             314,954

PROPERTY AND EQUIPMENT, net       439,112             338,085

OTHER ASSETS:
 License agreement, net           282,292             218,750
 Slotting fee, net                 55,901              61,581
 Deferred offering costs
    and other assets              202,594              72,060

     TOTAL OTHER ASSETS           540,787             352,391


                               $1,212,897          $1,005,430

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                $492,496            $259,457
 License fee payable              100,000                 -
 Bank overdraft                    69,731                 -
 Accrued expenses                  58,549              62,239
 Current portion of
    long-term debt                959,490             722,717

     TOTAL CURRENT LIABILITIES  1,680,266           1,044,413

LONG-TERM DEBT, less current
  portion                         457,660             480,160

STOCKHOLDERS' DEFICIT
 Common stock, $.40 par value

 (10,000,000 shares authorized,
  and 802,043 shares issued and
  outstanding as of December 31, 1995)  338,226        320,816
Additional paid-in-capital              436,010        366,373
 Preferred stock, $.10 par value
  (1,000,000 shares authorized,
          none issued and outstanding)      -              -
Accumulated deficit                  (1,699,265)    (1,206,332)


TOTAL SHAREHOLDERS' DEFICIT            (925,029)      (519,143)

                                     $1,212,897     $1,005,430

                     STATEMENT OF OPERATIONS
              (America's Coffee Cup, Inc.-Unaudited)




                                     For the six months ended
                               June 30, 1996        June 30, 1995

SALES                            $1,193,686           $1,504,139

COST OF SALES                       474,060              706,815

 Gross Profit                       719,627              797,324

OPERATING EXPENSES
 General and Administrative       1,169,716              940,955
 Depreciation                        28,859               11,095

     TOTAL OPERATING EXPENSES     1,198,575              952,050

LOSS FROM OPERATIONS               (478,948)             (154,726)

OTHER INCOME (EXPENSES)
 Interest expense                   (11,800)             (38,092)
 Other                               (2,185)              16,623

     TOTAL OTHER INCOME (EXPENSES)  (13,985)             (21,469)

LOSS BEFORE INCOME TAX EXPENSE     (492,933)             (176,195)

Provision for income tax               -                     800

NET LOSS                          $(492,933)           $(176,995)

NET LOSS PER COMMON SHARE          $    (.57)            $    (.21)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                857,005               848,326

                    STATEMENT OF CASH FLOWS
            (America's Coffee Cup, Inc.  Unaudited)



                                          Six Months Ended
                                  June 30, 1996      June 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                           $(492,933)        $(176,995)

 Adjustments to reconcile net income
  (loss) to net cash used
   in operating activities:
  Depreciation                         28,859            11,095
  Amortization of license agreement
     included in cost of goods sold      -               21,875
 Changes in operating assets
  and liabilities:
  Accounts receivable                    (922)           47,754
  Inventory                            69,494            10,552
  Prepaid expenses                    (19,305)          (14,641)
  License agreement                   (63,542)             -
  Slotting fee                          5,680              -
  Other assets                            -              19,167
Increase (decrease) in:
 Accounts payable                     233,039            33,844
 Accrued expenses                      (3,690)            8,385
 Bank overdraft                        69,731              -
 License fee payable                  100,000              -

NET CASH USED IN OPERATING
   ACTIVITIES                          (73,589)         (38,964)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment   (129,886)         (7,741)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from long-term debt       214,273         (12,052)
 Proceeds from convertible debt            -            105,000
 Proceeds from issuance of common stock  17,410            -
 Proceeds from additional paid-in-capital69,637            -
 Deferred offering cost                (130,534)           -

NET CASH PROVIDED BY (USED IN )
   FINANCING ACTIVITIES                  170,786        92,948

NET INCREASE (DECREASE) IN CASH          (32,689)       46,243

CASH, BEGINNING OF PERIOD                 32,727       228,864

CASH, END OF PERIOD                     $     38      $275,107

                 Notes to Financial Statements
            (America's Coffee Cup, Inc. - Unaudited)

A.   Basis of Presentation:

     The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature which were considered necessary for a fair presentation of these financial statements have been included. It is suggested that these statements be read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996, may not necessarily be indicative of the operating results for the entire 1996 year.

B.   Net Loss per Common Share and Common Stock:

     Net loss per common share of Common Stock is computed by dividing net loss by the weighted average number of shares outstanding for the periods presented.

C.   Going Concern:

     The Company has suffered recurring operating losses and, at June 30, 1996, had a net deficiency in assets. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Several steps have been taken by the Company in an attempt to increase working capital and improve profitability. During 1994, 1995 and 1996, the Company issued convertible debt, and during 1995, signed a letter of intent with an underwriter for the purpose of conducting an offering of securities, the net proceeds of which are currently estimated to approximate $1,500,000. Additionally, the Company has orally agreed with Ralph's to relocate fixtures in several stores to new locations which present better market demographics, continue installing concessions at newly constructed Ralph's stores and began installing concessions at stores which are being converted into Ralph's from Alpha Beta. The Company is also continuing to pursue expansion into other grocery chains.

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

Results of Operations

Six Months Ended June 30, 1996, as Compared to Six Months Ended
June 30, 1995

                             1996            1995

Revenue                    1,193,686       1,504,139

Costs of Sales               474,060         706,815

Operating Expenses         1,198,575         952,050

Loss from Operations         478,948         154,726

Other Income (Expenses)      (13,985)        (21,469)

Net Loss                     492,933         176,995


     The Company opened its first service concession in August of 1988, and, as of January 31, 1996, had expanded to 66 locations, all of which are located in Southern California in a single supermarket chain, Ralph's. During February of the current year, the Company agreed with Ralph's to close concessions at eleven locations and relocate ten of the fixtures to stores with higher sales volume in neighborhoods with higher median income. As of the date of this report, most of these locations had been installed. The eleven closed locations were operating, at best, at break even. Management believes that the ten new locations have better prospects and will increase revenues on a per location basis with a greater likelihood of profitability because of their favorable locations. These closures had a direct impact on revenues during the quarter because of (i) the reduced number of locations generating revenues and (ii) the repurchase by the Company from Ralph's of unsold coffee. These factors contributed significantly to a reduction of revenues in the amount of $310,453 (20.63%) to $1,193,686 for the first six months of 1996 from $1,504,139 during the first six months of 1995.

     Costs of sales decreased $232,755 (32.93%) to $474,060 during the first six months of 1996 from $706,815 during the first six months of 1995, and also decreased as a percentage of revenues to 39.71% from 46.99%. The decrease in the total of these costs was due primarily to the further decrease in the price per pound for coffee during the first six months of 1996 which the Company paid, as compared to the prices paid in the corresponding period of 1995, which price decrease accounted almost entirely for the decrease of these costs as a percentage of revenues between the two periods. The decrease in the total of these costs was also due, in lesser part, to the relocation within Ralph's discussed in the immediately preceding paragraph.

     Operating expenses during the first six months of 1996 increased $246,525 (25.89%) to $1,198,575 from $952,050 due principally to an increase in general and administrative expenses of $228,761 (24.31%) to $1,169,716 from $940,955. The increase in general and administrative expenses was primarily the result of the hiring of a new marketing executive, the finalization of the build out of the warehouse and delivery systems by the Company that was necessitated from the change in coffee supplier and the anticipated expansion within Ralph's, as well as the additional labor and supply expenses incurred in this regards, product development costs for new product lines and the expenses incurred in the sale of debt securities by the Company. Operating expenses were further increased as a result of an increase in depreciation of $17,764.

     The result of the above was a loss from operations of $492,933 in the first six months due principally to the relocation within Ralph's discussed above, the build out of the warehouse and delivery system to accommodate the change in coffee supplier and anticipated new growth within Ralph's, the development of new product lines, the hiring of marketing personnel and the sale of debt securities.

     Interest expense was substantially reduced during the first six months of 1996 as a result of the conversion of approximately $205,000 in debt securities during the last six months of 1995 and in February of the period under discussion; thus, the net loss of $492,933 was approximately equal to the loss from operations.

     The Company generated negative cash flows from operations of $73,589 during the first six months of 1996 due primarily to the relocation within Ralph's, the build out of the warehouse and delivery system discussed above, and the purchase of inventory. This compared to a negative operating cash flow of $38,964 from operations in the first six months of 1995. Cash was used outside of operations to purchase property and equipment and repay the Brothers debt. Cash was generated from the sale of the Bridge Loan Notes and the conversion of outstanding debt, which, when combined with the cash flows used in operations during the first quarter of 1996, resulted in a decrease in cash of $32,689 during the period, as compared to an increase of $46,243 in cash during the comparable period of 1995.

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

     On November 22, 1995, the Company executed a promissory note in the principal amount of $292,312.78, which evidenced accrued accounts payable due Brothers after the execution and delivery of the Supply Termination Agreement. The Company made its first payment under this note on December 15, 1995, but Brothers initiated suit on this note after this date in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The Company and Brothers settled the matter without the necessity of an answer to the complaint by the Company on January 25, 1996, by agreeing to the joint stipulation for the settlement of all obligations between Brothers and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above, an aggregate of $1,025,280 in principal as of January 25,1996. Brothers originally agreed to reduce this amount to $717,696 if paid by April 1, 1996, and if not paid by that date, the $1,025,280 was to have been paid in 40 equal monthly installments of $30,246 beginning on April 1, 1996, and ending on July 1, 1999. Brothers subsequently extended the April
1, 1996, due date. Pursuant to the settlement agreement, the Company paid Brothers $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on April 1 and May 1, 1996, all of which amounts were credited against the amount which is due Brothers, whether paid by June 7, 1996, or later through monthly payments. In consideration for the extension, the Company agreed to pay interest at 10% per annum from April 1, 1996, on the balance then due, an amount equal to $10,000, which amount of interest was paid along with the $30,246 payment due on May 1, 1996.

     Beginning in January, 1996, the Company sold, directly and through an unaffiliated intermediary, $262,000 of promissory notes (the "Bridge Loan Notes") to two unaffiliated third parties. The Bridge Loan Notes bear interest at the rate of 12% per annum and are due to be paid at the earlier of the close of the public offering which the Company is currently contemplating. The Bridge Loan Notes are secured by a second position in all tangible and intangible property which the Company now owns and may subsequently acquire. The first three months of interest on these notes was paid in advance at each closing, as were the due diligence and/or placement fees, the result of which was a net of $235,800 in loan proceeds to the Company.

     In conjunction with the sale of the Bridge Loan Notes, the Company issued to the purchaser thereof warrants (the "Bridge Loan Warrants") which allow the holders thereof to acquire during a period of five years from the commencement of the public offering which the Company is currently contemplating up to 78,600 units, each consisting of four shares of Common Stock and four warrants at a price of $6.50 per unit. When recorded in the financial statements, the units are anticipated to be recorded at $786,000 and the difference between the $786,000 and the proceeds of $510,900 will be recorded as a finance expense. The shares of Common Stock and warrants underlying these units have been included in the contemplated public offering for sale by the holders of the Bridge Loan Warrants. The agreements which led to the issuance of the Bridge Loan Warrants have customary anti-dilution protections against such matters as reverse stock split, reclassifications and reorganizations.

     In addition, in May of 1996, the Company sold an additional note for $40,000 (the "May Note"). The first three months of interest on this note, the sum of $800, was paid in advance at the closing of the sale. An affiliate of the holder of this note subsequently became a consultant to the Company for $4,000 per month during a six month term, as discussed in the third paragraph of this item.

     If the currently contemplated public offering by the Company is not closed, the Company will (i) repay the Bridge Loan and May Notes in full and (ii) at the option of the holders thereof, issue a second warrant, in lieu of and on substantially similar terms as the Bridge Loan Warrants, to purchase up to 135,000 shares of Common Stock, which have been registered in the public offering, at a price per share which will equal 65% of the average bid price for these shares for the 20 trading days preceding the maturity date. If the Bridge Loan and May Notes are not repaid from the proceeds of the contemplated public offering, the holders thereof at their option may either (i) call the Bridge Loan and May Notes and proceeds against the collateral or (ii) surrender the Bridge Loan and May Notes to the Company in exchange for 403,000 shares of Common Stock which have also been registered with the public offering.

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


                    PART II-OTHER INFORMATION

Item 1.  Legal Information.

     Brothers initiated suit against the Company in December, 1995, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The suit claimed that the Company had failed to make payments under a promissory note for accrued payables due Brothers after the execution and delivery of the Supply Termination Agreement. The Company was prepared to defend the suit vigorously, as the first and only payment then due had been made. The Company and Brothers settled the matter on January 25, 1996, without the necessity of the Company filing an answer, by agreeing to the joint stipulation for the settlement of all obligations between Brothers and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above, an aggregate of $1,025,280 in principal as of January 25, 1996. Under the terms of this settlement, the amount which the Company was required to pay Brothers by April 1, 1996, was $717,696, which would have resulted in a release to the Company of an additional $307,584 in debt and which would have had an equal impact on shareholders' equity. As originally agreed, if this payment was not made by April 1, 1996, the total amount due Brothers would increase to $1,025,280, to be repaid, with interest at the rate of 10% per annum, in 40 equal monthly installments of $30,246 beginning on April 1, 1996, and ending on July 1, 1999. The obligation is unsecured. The Company paid Brothers $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on April 1 and May 1, 1996, all of which amounts were credited against the amount which is due Brothers. Brothers subsequently agreed to allow the Company to make this lump sum payment, provided that all of the other terms of the settlement are adhered to. If the Company does not repay this obligation, and does not make the monthly payments, a judgment will be entered against it in the amount of $1,025,280, less the good faith and other payments to the date of judgment, plus interest and the costs and expenses of entering the judgment and collecting on it. Brothers would then be entitled to exercise its rights as a judgment creditor and attach and sell all of the assets of the Company, subject to the rights of existing lien holders.

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

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     None.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICA'S COFFEE CUP, INC.



By:   /s/ Robert W. Marsik
     Robert W.  Marsik
     Chief Executive, Financial
        and Accounting Officer