Form 10KSB/A
period 1995-12-31
AMERICAS COFFEE CUP INC
filed 1996-09-03
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSBA

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1995


          OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33-20492-D

                    America's Coffee Cup, Inc.
      (Exact name of registrant as specified in its charter)

     Colorado                              84-1078201
(State or other jurisdiction of          (I.R.S. employer
  incorporation or organization)       identification number)

      12528 Kirkham Court, Nos. 6 & 7, Poway, California 92064
           (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:    (619)
679-3290

Securities registered pursuant to Section 12(b) of the Act:    None


Securities registered pursuant to Section 12(g) of the Act:

                               None
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [    ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

     On March 12, 1996, there were 845,577 shares of registrant's common stock outstanding, which was its sole class of voting stock. There were 377,483 shares held by affiliates, leaving 468,094 shares held by non-affiliates. The bid and asked prices per share of this stock on that date was $1.00 and $1.50, respectively, which was an average of $1.25. The aggregate market value, therefore, of the voting stock held by non-affiliates on March 12, 1996, was $585,117.50.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 12, 1996, there were 845,577 shares outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:
None.

                        TABLE OF CONTENTS

Item 1. Description of Business . . . . . . . . . . . . .

Item 2. Description of Properties . . . . . . . . . . . .

Item 3. Litigation. . . . . . . . . . . . . . . . . . . .

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Managements's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 7. Financial Statements. . . . . . . . . . . . . . .

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

Item 9. Directors and Executive Officers of the Registrant

Item 10.Executive Compensation . . . . . . . . . . . . . . . .

Item 11.Security Ownership of Management and Certain Others. .

Item 12.Certain Transactions . . . . . . . . . . . . . . . . .

Item 13.Exhibits and Reports on Form 8-K . . . . . . . . . . .

Item 1.   Description of Business

General

     The Company is engaged in the sale of gourmet coffee, related products and accessories through service concessions which are located in a chain of grocery stores in Southern California. These concessions are located at the end of an aisle that is near the entrance of each store, which allows maximum exposure to customer traffic. Each concession occupies approximately 24 square feet and is approximately six feet long, four feet deep and six and one-half feet high. The existing concessions have, depending upon customer traffic in the location, from 16 to 36 plastic bins displaying whole bean coffee which a customer may bag himself. Located among the bins are one or two coffee grinders which allow customers to grind the whole-bean coffee prior to bagging. The Company also offers pre-bagged whole-bean coffee on shelves underneath the bins. The selection between bin and pre-bagged coffee overlaps somewhat, but the customer is offered a minimum selection of 35 varieties of coffee at each concession. Next to the bins, coffee related products and accessories such as carafes, grinders and French press pots are displayed for sale. The Company sells its coffee under its own brand name, "America's Coffee Cup." This trade name carries no trademark or copyright protection.

     Each concession also has a coffee brewer. The Company brews and offers free samples of coffee by the cup at each concession during peak hours; however, the principal purpose of the brewer is to entice customers to stop at the concession through the aroma of coffee and free samples. Customers are then offered taste tests of a variety of gourmet coffees. This sampling not only assists in the sale of coffee and related products and accessories, but also allows the Company to test market new flavors of coffee and whole-bean varieties directly to the public in order to determine whether offering them for sale will be commercially viable and to determine which of its flavors and bean varieties are losing their appeal. Management believes, as a result of this sampling, that the Company has a higher dollar volume of sales per square foot than that of its competitors.

Corporate Philosophy

     The Company's first objective is to become the leading specialty coffee company in the distribution of gourmet coffee, coffee related products and accessories through select supermarkets located in high income neighborhoods. The Company intends to achieve this objective through a corporate philosophy designed to differentiate and reinforce its coffee and engender a high degree of customer loyalty. The essential elements of this philosophy include: (i) The Highest Qualify Coffee. The Company buys only the highest quality arabica beans available from the world's coffee-producing regions and engages a roasting process that maximizes each coffee's individual taste and aroma. The Company believes that its coffee is of the highest quality coffee sold.
(ii) Customer Services. The Company is establishing regional distribution centers which will enable the Company to continue to promptly supply fresh, high-quality coffee to the service concessions for sale to customers. Critical to this sales process and the long-term success of the Company is the personal interaction which employees of the Company have with the customer.
(iii) Customer Education. The Company educates its retail customers about the origin and preparation of its coffees through in-store brewing demonstrations and coffee tasting during peak traffic hours at all of its service concessions. The Company believes that this has developed and will continue to develop a loyal customer base and brand recognition. (iv) Employee Development. Through a variety of educational workshops, seminars and other programs, the Company trains its employees to provide each customer with a level of service and quality that fosters a long-term relationship. The Company believes that its dedication to employee training attracts highly qualified and motivated employees.

Distribution of Coffee

     The Company, as of January 31, 1996, owned and operated 66 service concessions, all of which were located in one supermarket chain in Southern California, Ralph's. During February, the Company agreed with Ralph's to close concessions at eleven stores and move ten of these concessions to stores with higher sales volume in neighborhoods with higher per capita income. As of July 1, 1996, six of these locations had been installed and a schedule implemented to complete the move to the remaining four stores by the end of September.

     On July 1, 1994, the Company and Ralph's renegotiated their relationship, which began in 1988, and entered into a license which allows the Company to operate its service concessions within Ralph's. In 1996 the Company and Ralph's again renegotiated their relationship, extending the term of their agreement to December
31, 1996, subject to mutual consent of both parties to extend this term for successive one-year periods. The agreement is exclusive as to Ralph's, but not to the Company. Under the July 1, 1994 contract, the Company paid a one-time licensing fee of $700,000 to procure the license, and under the most recent contract, the Company agreed to pay an additional licensing fee of $100,000. The Company is also required to pay $1,500 to Ralph's at the completion of installation at each location as an additional license fee, as well as rent for each location during each four week period equal to 10% of gross sales during the period or $1,000, whichever is greater. Sales are electronically tracked by the store at the register. (At March 12, 1996 there were two service concessions which were incurring rent expense based upon gross sales.) The Company bears the cost and expense of installing each concession, and at the termination of the agreement is required to remove all concessions at its own expense. The Company is also obligated to operate, maintain and staff the concessions at its own expense. Ralph's provides all light, heat, electricity and air conditioning, and oversees the selection of the coffee, coffee related products and accessories which are sold at these concessions, as well as all advertising at each concession. The Company and Ralph's mutually agree upon and select which stores have the market demographics necessary to support a concession. Pursuant to this agreement, all inventory is billed to Ralph's when delivered to a store, and the invoice is paid within 15 days; thus, the Company recognizes revenue at delivery and invoicing and Ralph's becomes the owner of the inventory at that time. This agreement may be terminated for cause by Ralph's on 30 days' prior, written notice for failure to
(i) make payments under the agreement, (ii) follow the rules and regulations established by Ralph's from time to time, or (iii) observe the other terms of the agreement. If terminated without cause, a pro rata portion of the $100,000 fee would be returned to the Company, and the Company would be returned all the one time fees of $1,500 per location paid by the Company. If terminated, Ralph's remains the owner of the inventory. In the event of a material breach of the agreement, Ralph's can terminate the agreement upon ten days written notice without charge to Ralph's.

Expansion Within Ralph's

     There were approximately 268 Ralph's stores at January 31, 1996. Ralph's began an expansion program in Southern California during 1995. Management of Ralph's and the Company previously estimated that approximately 15 of these new locations would support the concessions of the Company. During 1995, five of these locations were installed with coffee concessions. If the current construction schedule of Ralph's remains in place, the Company estimates that an additional ten concessions will be installed and in operation by the end of 1996. As of June 30, 1996 six of these locations had been installed and a schedule set to complete the remaining four by the end of September. All of the new locations had originally been planned to be installed by the end of April, 1996; but because the new sites are to be located at newly constructed Ralph's, installation has been delayed because of delayed construction schedule at Ralph's.

     Ralph's was acquired in 1995 by The Yucaipa companies ("Yucaipa") through the merger of Ralph's with Food-4-Less, a wholly-owned subsidiary of Yucaipa. Food-4-Less operated, as of September 30, 1995, 468 supermarkets in Southern California, Northern California and the Midwest under the Alpha Beta, Food-4-Less, Boys, Viva, Cala, Bell, FoodsCo and Falley's names. The combined entities own and operate 385 supermarkets in Southern California, primarily under the Ralph's and Food-4-Less names, 25 in Northern California and 38 in the Midwest. During 1995 and 1996, 117 Alpha Beta stores have been or will be remodeled and renamed as Ralph's stores. Ralph's management anticipates concluding this construction by mid-1996. Management of Ralph's and the Company believe that approximately 15 of these remodels will support the Company's concessions. Management believes that all of these remodels will be installed by the end of 1996.

     The direct cost of installing a fixture averages approximately $3,500, which includes the approximate average cost of purchasing and installing the fixture ($2,700) and the approximate average cost of purchasing and installing the equipment for the fixture, including the brewer and grinders ($800). The Company is invoiced for these costs by the vendors on the first day of the month following delivery to the store. In addition, when the installation of a fixture is complete, the Company is required to pay Ralph's under their exclusive license agreement $1,500 as a construction fee.

     The Company purchases on average approximately 1,000 pounds of coffee from its supplier for each new concession. The coffee is invoiced to Ralph's at retail when it is received at the store in accordance with the terms of the license agreement between the Company and Ralph's. Ralph's pays the invoice within 15 days; thus, the full retail price of the inventory, approximately $10,250, is received by the Company within 15 days of the opening of each location. The wholesale price for the coffee, approximately $3,050, is billed to the Company by the supplier on the first day of the month following delivery to a warehouse of the Company, which is generally within five days of delivery to the store. The invoice from the supplier is due 30 days after receipt by the Company.

     The Company receives approximately $10,250 within 15 days of the opening of each concession from the purchase of coffee, and immediately pays Ralph's $1,500 for the concession. The Company pays approximately $3,500 in direct costs for the purchase and installation of the fixture and $3,050 in inventory costs, each of which do not become due until 30 days after the invoices arrive, which is after the Company is paid by Ralph's. This leaves the Company approximately $2,200 from the opening of each location to provide working capital.

     Given the foregoing, and assuming construction and remodeling continue as planned and that the identified locations are installed with service concessions, the Company expects to have approximately 80 concessions in operation within Ralph's by the end of 1996. Management does not believe that any of the proceeds from its recently completed offering will be necessary to provide for the expansion within Ralph's.

     The immediate expansion plans of the Company for the installation of service concessions are dependent upon the Company maintaining its current channel of distribution. Although the Company has been informed by Ralph's that additional service concessions are to be installed during 1996 and some installations have been scheduled, there can be no assurance that this expansion will in fact occur since the Company has no binding agreement in this regard or that, if such does occur, it will be profitable to the Company or that management is capable of managing the expansion.

Supply of Coffee

     Prior to August 25, 1995, the Company was obligated to purchase its supply of gourmet coffee exclusively from Brothers, the country's largest wholesale and retail supplier of gourmet coffee. On that date, the Company entered into an agreement the "Supply Termination Agreement") with Brothers to supersede all previous agreements between the parties. Under the terms of the Supply Termination Agreement, the Company and Brothers terminated the obligation of the Company to purchase its supply of coffee exclusively from Brothers and agreed to the consolidation, satisfaction and structured repayment of certain debt which had been accrued by the Company in favor of Brothers during the term of their relationship, which dated back to 1989. On the date of execution, the Company paid to Brothers the sum of $75,000 and paid another $50,000 approximately 30 days later. The Company further agreed to pay Brothers approximately $740,000, as evidenced by two unsecured promissory notes. Pursuant to the Supply Termination Agreement, the Company and Brothers mutually released all claims, demands and liabilities between them, with the exception of those obligations specifically set forth in the agreement, as well as those accounts payable accrued after June 1, 1995. Included within the debt released was $350,000 in slotting fees which Brothers had paid on behalf of the Company to Ralph's. The debt remaining to be re-paid arose principally from the start-up and expansion of the Company and consisted of (i) unpaid trade accounts accrued to April 1, 1993, and (ii) slotting fees paid by Brothers on behalf of the Company to obtain space for the concessions of the Company in Ralph's. Additionally, the Company acquired from Brothers under this agreement all concession fixtures and equipment in those stores installed prior to the date of the agreement, valued at approximately $200,000.

     On November 22, 1995, the Company executed a promissory note in the principal amount of $292,312.78, which evidenced accrued accounts payable due Brothers after the execution and delivery of the Supply Termination Agreement. The Company made its first payment under this note on December 15, 1995, but Brothers initiated suit on this note after this date in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The Company and Brothers settled the matter without the necessity of an answer to the complaint by the Company on January 25, 1996, by agreeing to a joint stipulation for the settlement of all obligations between Brothers and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above, an aggregate of $1,025,280 in principal as of January 25, 1996. Brothers agreed to reduce this amount to $717,696 if paid by April 1, 1996, and if not paid by April 1, 1996, the $1,025,280 would be payable in 40 equal monthly installments of $30,246 beginning April 1, 1996 and ending July 1, 1999. Brothers subsequently extended the April 1, 1996 due date until the completion of the Company's recently completed offering. Pursuant to the settlement agreement, the Company paid Brothers $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on April 1, and May 1, 1996, which amounts were credited against the $717,696 due Brothers. In consideration for the extension, 1996, the Company agreed to pay interest at 10% per annum from April 1, 1996 on the balance then due, which interest was paid in addition to the $30,246 payment on May 1, 1996. The Company made the June and July payments. The Company is in discussion with Brothers to determine whether to continue monthly payments or completely liquidate the debt.

     The Company has been purchasing coffee from Grounds for Coffee, an unaffiliated entity located in Salt Lake City, since September 11, 1995, pursuant to a contract which is currently on a month-to-month basis, allowing for termination by either party with or without cause on 30 days' prior written notice. The facilities of Grounds for Coffee are sufficient to allow for the demands of the Company at present and into the foreseeable future. Invoices are delivered monthly and are payable within 30 days. The price paid by the Company is the base price for the green bean, plus (i) the cost of roasting and bagging, (ii) an allowance for general and administrative expenses, and (iii) a negotiated profit. The Company pays the cost of delivery from Salt Lake City to its warehouses in California. The price per pound paid by the Company therefore fluctuates with the green bean market and delivery costs. These costs have been trending downward for the five months ended February 29, 1996, although green bean and delivery costs have fluctuated widely during the past two years and there is no assurance that these costs will continue to maintain their present levels. In addition to Grounds for Coffee, the Company has sourced two other coffee roasters, both of which are willing to begin delivering product immediately on the same or a more favorable cost basis as Grounds for Coffee. Management is aware of at least one other roaster which would also be cost competitive. The average price per pound for coffee as of June 30,1996, was approximately $2.90, which is a savings of $1.45 per pound over the $4.35 price per pound charged by Brothers. The Company purchased 299,538 pounds of coffee in 1995; thus, if the foregoing benefits had previously been available to the Company, a cost savings of approximately $434,430 would have resulted.


Business of Company is Seasonal in Nature

     The Company's business is seasonal in nature, showing substantial losses during the second and third calendar quarters of each year, while posting positive operating cash flows during the first and fourth quarters of each year. The operating results of the first and fourth quarters have substantially reduced the net losses incurred by the Company si/nce inception, particularly during 1995. The business is seasonal because coffee is a warm drink which is more heavily imbibed during the late fall, winter and early spring.

Proprietary Rights Protection

     The Company has limited protection for its intangible assets, such as copyright, tradename or trademark protection, and has no plans to apply for such. Thus, the Company is relying upon common law protection for these assets, including the tradename "America's Coffee Cup." There is no assurance the Company would be successful in any suit to protect its tradename. Any loss of the exclusive right to use these intangible assets would result in increased competition to the Company and negatively affect cash flows and revenues.

Employees

     The Company, as of June 30, 1996, had eight full-time employees, including Mr. Marsik, and also had 70 part-time employees, all of whom work at the service concessions selling coffee.

Competition

     The Company maintains the only full-service gourmet bin coffee in Ralph's; however, at least three other competitors, including Brothers, sell pre-bagged gourmet coffee in these locations. Although the spaces provided its competitors are generally several aisles over, they compete directly with the Company. These entities are all better capitalized than the Company and could, if they chose to do so, intensify this competition by charging lower prices for their products, although they have not as yet chosen to do so. The Company has no competition that it is aware of in its particular niche in the coffee industry. The Company is a minor participant in the coffee market in general and the gourmet coffee market in particular. Almost all of its competitors are better capitalized and have greater financial resources available to them. The Company will, therefore, continue to be at a competitive disadvantage vis-a-vis its competitors.

     It is possible that the supermarket chains which the Company is soliciting for expansion outside of Ralph's could install and operate concessions by themselves or contract with the Company's sources of supply. Management believes this is unlikely, however, because it has taken the Company years to refine its sales techniques and business concept. Management believes this could not be duplicated in a time frame which would make it financially advantageous for a super market or roaster to open its own concessions since no store or roaster, to management's knowledge, competes directly with the business of the Company. Further, Management believes it is very unlikely that any source of supply to the Company would contract directly with the store due to the impact on the roaster's reputation from such a predatory practice. Thus, the benefit of immediate implementation and outside management of the concession concept by the Company makes it cost effective from the stand-point of the store and, management believes, counterbalances the possibility of the store opening its own concessions.

Summary of Recent Developments

     In the current fiscal year, the Company's operations have been largely affected by the closing of eleven concessions in February of 1996. As of June 30, 1996, six had been subsequently opened and another four are anticipated to be opened by the end of September. The effect of the closings was to significantly reduce the Company's revenues for the first and second quarters, although the Company's management believes that the effect on the Company's loss on profits will not be proportional because the closed locations were break even at best.

     Management expects to report a net loss from operations in the first six months of 1996 of approximately $493,000 compared to a net loss of approximately $177,000 in the comparable six months of 1995. on revenues of approximately $1,194,000 in 1996 compared to revenues of approximately $1,504,000 in the 1995 period, a decrease in revenues of approximately $310,000. Most of this decrease in revenues is attributable to the closing of eleven concessions in February of 1996. In addition to the lost revenues attributable to fewer concessions, approximately $65,000 of the decline is attributable to the repurchase of inventory from Ralph's made in connection with the closed concessions. Management believes that sales from reopened concessions will begin to favorably affect operations in the third quarter and thereafter.

     The Company will report for the first six months of 1996 improved gross margins to approximately 60% compared to approximately 53% in the same period for 1995. This profit margin reflects the lower purchase price of coffee from the Company's new suppliers.

     Additional factors, which constitute part of the Company's planned expansion, contributed to the 1996 first half's increased loss over the same period of 1995, including approximately $34,000 in design and production costs incurred in introducing a new coffee bag for a new product line and increased marketing, general and administrative expense, including costs incurred in distribution route enhancements. Management does not believe that the increased loss in 1996 reflects a material adverse change or trend in operations.

     The Company has also renegotiated its agreement with Ralph's This agreement extends the terms under which the Company is licensed to sell through Ralph's until December 31, 1999. The Company will pay Ralph's an additional $100,000 for such extension and the Company plans to pay such amount from the proceeds of its recently completed offering.

     Much of the company's financing during 1996 has come from bridge loans. The Company issued two of these notes, whose principal amounts total $262,000, in January of 1996. The Company issued additional notes for $90,000 in the second quarter of 1996.

Facilities

     The executive offices of the Company occupy approximately 2,880 square feet at 12528 Kirkham Court, Nos. 6 & 7, Poway, California 92064, which also includes a warehouse and the capacity for roasting operations, and are being leased for approximately $1,900 per month from an unaffiliated third-party. The lease began on September 15, 1995, for a three year term. The telephone number at this address is (619) 679-3290. The warehouse location in the Los Angeles area is 1,800 square feet. The Company pays approximately $1,100 per month for three years pursuant to a lease dated August 29, 1995. The service concessions were, as of June 30, 1996, located in 60 separate locations within Ralph's in Southern California, the spaces for which are leased subject to an agreement with Ralph's. These concessions were all in good condition as of that date, are owned and operated by the Company and occupy approximately 24 square feet each.

Item 2.   Description of Properties.

The Company owns no real property.


Item 3.   Litigation.

Litigation

     Brothers Litigation

     Brothers initiated suit against the Company in December 1995, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The suit claimed that the Company had failed to make payments under a promissory note for accrued payables due Brothers after the execution and delivery of the Supply Termination Agreement. The Company was prepared to defend the suit vigorously, as the first and only payment then due had been made. The Company and Brothers settled the matter on January 25, 1996 without the necessity of the Company filing an answer, by agreeing to a joint stipulation for the settlement of all obligations between Brothers and the Company, including the two promissory notes included under the Supply Termination Agreement and the note for accrued payables incurred thereafter, an aggregate of $1,025,280 in principal as of January 25, 1996. Under the terms of this settlement, the amount which the Company was required to pay Brothers by April 1, 1996, was $717,696, resulting in a release to the Company of an additional $307,584 of debt, which will have an equal impact on shareholders' equity. As originally agreed, if this payment was not made by April 1, 1996, the total amount due Brothers would increase to $1,025,280, to be repaid/, with interest at the rate of 10% per annum, in 40 equal monthly installments of $30,246 beginning April 1, 1996, and ending July 1, 1999. This obligation is unsecured. The Company paid $15,000 to Brothers on January 25, February 17, and March 13, 1996 and $30,246 on April 1, and May 1, 1996, all of which were credited to the $717,696 balance.
Brothers subsequently agreed to allow the Company until the completion of its recently completed public offering to make this lump sum payment, provided that all of the other terms of the settlement are adhered to. If the Company does not repay this obligation or does not make the monthly payments, a judgment will be entered against it in the amount of $1,025,280, less the good faith payments and all other payments to the date thereof,plus interest, and the costs and expenses of entering the judgment and collecting the same. Brothers would then be entitled to exercise its rights as a judgment creditor and attach and sell all of the assets of the Company, subject to the rights of existing lien holders. The Company is current on these obligations.

     Matossian and Fidiparex S.A. Threatened Litigation

     In December of 1995 counsel for Robert Matossian and Fidiparex
S. A. demanded rescission of and subsequent conversion into Common Stock of notes which the Company entered into with certain affiliates of Mark S. Pierce on December 30, 1994, alleging, among other claims, breach of fiduciary duty to the Company by Messrs. Marsik and Pierce. The notes were converted into Common Stock on August 17, 1995. Mr. Matossian was a consultant to the Company from June 1, 1993 until July 31, 1995, when the consulting agreement was terminated by the Company. Mr. Matossian was also a director of the Company with Mr. Pierce and Robert W. Marsik during the time that the notes were entered into and the conversion of the notes effected.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                             PART 11

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Common Stock is currently traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol "ACFF." The following table sets forth the range of high and low bid prices per share of Common Stock, as reported by National Quotation Bureau, Inc., for the periods indicated.

Year Ended December 31, 1993:     High Bid(1) (2)   Low Bid (1) (2)

     1st Quarter                    $0.50            $0.40
     2nd Quarter                     7.50             4.00
     3rd Quarter                    13.75             5.00
     4th Quarter                    16.00            16.00

Year Ended December 31, 1994:
     1st Quarter                   $16.00           $16.00
     2nd Quarter                    16.00             4.00
     3rd Quarter                    13.00             4.00
     4th Quarter                  8.00                1.00

     Year Ended December 31, 1995:
     1st Quarter                 $8.00               $4.00
     2nd Quarter                  4.00                4.00
     3rd Quarter                  1.25                0.20
     4th Quarter                  1.00                0.28



     (1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a very thin market for the Common Stock, that there are very few shares being traded and that any sales significantly impact the market.

     (2) During 1993 and 1995, the Company effectuated a one for ten (1:10) and a one for four (1:4) reverse stock-split, respectively. These prices have been revised to reflect these splits.

     The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 12, 1996, there were three broker-dealers publishing quotes for the Common Stock. The high bid and low asked prices on that date were $1.00 and $1.50, respectively. As of March 12, 1996, there were 845,577 shares of Common Stock issued and outstanding which were held by 313 persons of record.

     Dividends. Since inception the Company has not paid any cash dividends on its stock. Any declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital expenditure requirements, and general business conditions. There are no restrictions currently in effect which preclude the Company from granting dividends. It is the current intention of the Company, however, to retain any earnings in the foreseeable future to finance the growth and development of its business.

Item 6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this Report.

     The Company has had recurring losses from operations since inception and has a net capital deficiency, each of which raise substantial doubts about its ability to continue as a going concern. Accordingly, the auditors' report and opinion on the financial statements for the fiscal years ended December 31, 1995 and December 31, 1994 included in this Report includes an explanatory paragraph about these uncertainties. However, management has taken a number of steps which it believes will assure the future of the Company irrespective of the outcome of its recently completed public offering. Management believes that operations of the Company, along with the proceeds of the offering, provide sufficient liquidity for the Company to be able to service the remaining payments to a former coffee supplier. There can be no assurance that such efforts will be successful.

     The Company opened its first service concession in August of 1988, and, as of January 31, 1996, had expanded to 66 locations, all of which are located in Southern California in a single supermarket chain, Ralph's. During February 1996, the Company agreed with Ralph's to close concessions at eleven locations and relocate ten of the fixtures to stores with higher sales volume in neighborhoods with higher per capita income. As of July 1, 1996, six of these locations had been installed and a schedule implemented to install the remaining four locations by the end of September, 1996. All of these new locations had originally been planned to be installed by the end of April, 1996; however, because the new sites are to be at newly constructed Ralph's, installation has been delayed because of construction schedules at Ralph's. The eleven closed locations were operating, at best, at break even. Management believes that the ten new locations have better prospects and will increase revenues on a per location basis with a greater likelihood of profitability because of their favorable locations. The following discussion should be read with the understanding that the Company was a start-up entity with limited working capital. The Company has historically shown substantial losses during the second and third calendar quarters of each year, while posting positive operating cash flows during the first and final quarters of the year, the effect of which has been a substantial reduction in the net losses incurred by the Company in each year.

Results of Operations

Three Months Ended March 31, 1996, as Compared to Three Months
Ended March 31, 1995


                                                 1995        1996

Revenues                                      $749,637    $616,581

Cost of Sales                                  312,595     245,582

Operating Expenses                             473,252     586,947

Income (Loss) from Operations                 (36,210)   (215,948)

Other Income (Expenses)                       (19,431)     (8,545)

Net Income (Loss)                             (56,441)   (224,493)


     The Company incurred a net loss in the quarter ended March 31, 1996, of $244,043 compared to a net loss of $55,641 in the same quarter in 1995. Revenues decreased $133,056 in the 1996 quarter compared to the 1995 quarter, a decrease of approximately 18%. Most of this decrease in revenues is attributable to the closing of eleven concessions in February of 1996. In addition to the lost revenues attributable to the closing of concessions, approximately half the decline in revenues is attributable to the repurchase of coffee from Ralph's made in connection with the closed concessions. The amount of this repurchase was subtracted from the first quarter of 1996's revenues.

     The Company's cost of goods sold as a percentage of revenue improved in the 1996 first quarter as compared to the 1995 first quarter, 39.8% and 41.7% respectively. This improvement in margin reflects the beginning of the margin improvement the Company anticipates from purchasing coffee from a new supplier at lower costs. Gross Profit in the 1996 quarter was $370,999 compared to $437,042 in the 1995 quarter, a decrease of $66,043 or approximately 15%. Management of the Company believes approximately $45,000 of this decrease in gross profit is attributable to the lost margin incurred by the repurchase of coffee from Ralph's discussed above. In addition gross margins in the 1996 quarter were reduced by the cost of removing equipment, fixtures and inventory from the closed concessions.

     The increase in the loss in the 1996 quarter from the comparable 1995 quarter is also attributable to an increase of 113,695, or approximately 24% in operating expenses to $586,947 from $473,252 General and administrative expenses increased
approximately $114,220.   Management of the Company believes that
most of the increase in general and administrative expenses is attributable to the Company's planned expansion with approximately $34,000 in design and production costs incurred in introducing a new coffee bag for a new product line and an approximately $33,000 increase in marketing expense. The Company's amortization expense increased approximately $27,500 largely because of the Supply Termination Agreement with Brothers.

     Interest expense was substantially reduced during the first quarter of 1996 because of the conversion of approximately $205,000 in debt securities in the last six months of 1995 and in February of 1996.

     The Company generated negative cash flows from operations of $205,118 during the first three months of 1996 due primarily to the relocation within Ralph's, the build out of the warehouse and delivery systems discussed above, and the purchase of inventory. This compared to a positive operating cash flow of $44,051 from operations in the first quarter of 1995. Cash was used outside of operations to purchase property and equipment ($111,558) and repay the brothers debt ($5,000). Cash was generated from the sale of the Bridge Loan Notes ($262,000) and the conversion of outstanding debt ($69,637) which, when combined with the cash flows used in operations during the first quarter of 1996, resulted in a decrease in cash of $30,039 during the period, as compared to an increase of $107,640 in cash during the comparable period of 1995.

Year Ended December 31, 1995, as Compared to Year  Ended December
31, 1994

                                              1994        1995
Revenues                                     $3,278,938 $3,095,955

Cost of Sales                                 2,697,708  2,823,160

Operating Expenses                              517,248  1,010,573

Income (Loss) from Operations                    63,982  (737,778)

Other Income (Expenses)                        (60,221)  (127,057)

Extraordinary Item                                    -    248,697

Net Income (Loss)                                $2,961  $(616,938)


     Revenues for the year ended December 31, 1995, decreased by $182,983 (5.58%) to $3,095,955 from $3,278,938 during 1994, while the cost of these sales increased by $125,452 (4.65%) to $2,823,160 from $2,697,708. The loss in revenues and increase in costs were the results of price increases for raw coffee which Brothers began charging the Company effective April 1, 1995. In 1995, the Company opened 16 new concessions. In 1994, the Company sold approximately 330,000 pounds of coffee at an average price of $7.99 per pound compared to approximately 300,000 pounds in 1995 at an average price of $9.32 per pound. These price increases were the direct result of significantly rising prices in the green bean market which took place in the last month of 1994 and the first six months
of 1995.   By the third quarter of 1995, green bean prices had
fallen back to 1994 levels, and have steeply declined since that time, but the impact of these price decreases was not felt by the Company until the final quarter of 1995. Fourth quarter 1995 sales exceeded the comparable period of 1994, as sales began to rebound due to the decrease in price and cost. These fluctuations in green bean prices are believed by management to have been an anomaly, but there can be no assurance that these fluctuations will not occur again in the future.

     Cost of sales, as a percentage of sales, increased to 91.18% in 1995 from 82.27% in 1994. This increase was due entirely to the coffee price increases discussed in the preceding paragraph, which also affected the sales of the Company. These price increases were mitigated somewhat by increased operating efficiencies implemented by management, as discussed below. The material variations within the sales costs were (i) an increase of $103,215 (7.56%) in the aggregate cost of coffee to $1,467,735 from $1,364,520, (ii) a decrease in wages of $21,579 (3.31%) to $629,803 from $651,382, and
(iii) an increase of $79,825 (11.83%) in store rent to $754,427 from $674,602, which was directly due to the additional concessions opened during 1995.

     Operating expenses during 1995 increased $493,325 (169.25%) to $1,010,573 from $517,248 during 1994 principally due to a $475,764
(96.60%) increase to $968,285 from $492,521 of general and administrative expenses, which were the result of expenses incurred in the sale of debt securities by the Company which were expensed in 1995 as well as expenses incurred in connection with the conversion of debt by affiliates of Mr. Pierce, a director of the Company, and others. Of the increase, $231,230 was deemed by the Board of Directors to be a compensation expense. In July of 1995, affiliates of Mr. Pierce, a director of the Company, and others, converted $117,970 in principal and interest to Common Stock for $0.20 per share. Based upon the Board of Directors assessment of the value of the Common Stock, the Company required total consideration of $530,863 or $0.90 per share. Of this amount, $231,230 was accrued as compensation expense related to the conversion. Previously, $44,387 of legal services had been accrued in general and administrative expenses that were also allocated to the total consideration. Other expenses include an additional financing cost of $19,036 relating to this transaction.

     The result of the above was a loss from operations of $619,808 due principally to the increase in whole bean coffee prices, which negatively affected sales and costs, and to a $79,825 increase in rent expenses due to new concession openings and the compensation expense discussed above.

     Interest expense of $85,052 during the 1995 fiscal year also increased, as compared to $63,679 during 1994. This increase was due almost entirely to the interest accruing on the notes (described below), $110,000 principal amount which was converted into Common Stock in August 1995 and $78,750 principal amount which was converted into Common Stock in February, 1996.

     The net loss for the year, however, did not increase in direct proportion to operating losses due to a one-time, non-recurring, extraordinary gain of $248,617 posted by the Company as a result of its renegotiation and termination of its supply contract with its former coffee roaster, Brothers. The net loss for the year was $616,938 net of the extraordinary gain.

     The Company's cash flows were affected by an expenditure of an additional $93,570 during 1995 in expanding its inventory of coffee and $68,181 in the pursuit of its proposed public offering. In 1995, the Company incurred an operating cash deficit of $114,668 compared to an operating cash deficit of $56,604 during 1994. Cash was used outside of operations to purchase property and equipment ($76,148) and pay slotting fees ($5,000). Cash was further used to repay a portion of the debt to Brothers ($223,291), a portion of which was funded through the receipt in 1995 of additional proceeds from the sale of debt securities in 1994 ($105,000). The foregoing resulted in a deficit in cash from financing activities of $321 which, when combined with the cash flows generated by operations in 1995, resulted in a decrease in cash of $196,137 from 1994.

Year Ended December 31, 1994, as Compared to Year Ended December
31, 1993

                                    Years Ended December 31,
                                   1993                  1994

Revenues                           $3,086,733        $3,278,938

Cost of Sales                       2,611,701         2,697,708

Operating Expenses                    533,088           517,248

Income (Loss) from Operations         (58,056)           63,982

Other Income (Expenses)               (55,785)          (60,221)

Net Income (Loss)                    (114,641)            2,961


     Revenues increased during 1994 by $192,205 (6.2%) to $3,278,938 from $3,086,733 in 1993. This increase was due primarily to the opening of an additional six service concessions and the resulting impact on sales, as well as ongoing sales contributed from these locations. The maturing sales base of locations existing at the end of 1993 also contributed to the increase. The cost of sales increased $86,007 (3.29%) to $2,697,708 in 1994 from $2,611,701 in 1993, which was largely the result of the increased volume of coffee sold by the Company. As a percentage of sales, however, the cost of sales decreased 2.34% in 1994, as compared to 1993, due to favorable fluctuations in the price of coffee Operating expenses decreased $15,840 (2.97%) to $517,248 in 1994 from $533,088 in 1993, and, more significantly, as a percentage of revenues, decreased 1.5% to 15.77% from 17.27%.
The decrease in these costs was due to the ongoing implementation of operating efficiencies and strict management cost controls and the streamlining of the administrative functions of the Company. Other income and expenses were largely comprised of the interest expenses incurred in the obligations of the Company to its former coffee supplier. As a result of the above, the Company generated net income of $2,961 in 1994, as compared to a loss of $114,641 in 1993.

     For the fiscal year ended December 31, 1994, the Company generated a negative cash flow of $56,604, as compared to a positive cash flow of $112,923 during 1993, due to principally an increase in accounts receivable and inventory and a decrease in accounts payable during the year.

Liquidity and Capital Resources

     The Company, since inception, has principally relied upon two sources for its working capital for operations and expansion, cash flow generated from operations and the extension of credit by Brothers in the forms of trade account repayment terms, the advancement of fixture and delivery costs and the advancement of slotting fees to Ralph's on behalf of the Company. In early 1995, the Company began a program to increase cash flow from operations, the most significant result of which was the replacement of Brothers with other suppliers. New suppliers provide coffee to the Company at an average cost savings per pound of $1.45, a decrease of approximately 33%. The Company expects further revenue enhancements and other cost savings and expense reductions to come from additional employee training to improve sales efforts at the service concessions, from the conversion of debt aggregating $117,970 in principal and accrued interest to Common Stock in August of 1995, which resulted in an approximate savings of $13,200 per year in interest, from the termination on July 31, 1995, of a consulting agreement with Fidiparex, S.A., which resulted in an approximate savings of $40,000 per year, from the conversion to Common Stock in February of this year of debt evidenced by debentures aggregating $87,047 in principal and accrued interest, which resulted in an approximate savings of $7,830 per year in interest expense, and the establishment of new supply contracts for coffee accessory products. The Company plans to further increase revenues through the expansion of concession stands in Ralph's. These savings will be offset by a $20,000 consulting fee payable to the underwriters of the recent public offering, a recent consulting agreement with one of the holders of certain bridge loan notes for $4,000 per month, a $15,000 increase in the annual salary of Mr. Marsik and the employment of Mr. Vandenberg at an annual salary of $67,200.

     Prior to August 25, 1995, the Company was obligated to purchase its supply of gourmet coffee exclusively from Brothers, the country's largest wholesale and retail supplier of gourmet coffee. On that date, the Company entered into an agreement (the "Supply Termination Agreement") with Brothers to supersede all previous agreements between the parties. Under the terms of the Supply Termination Agreement, the Company and Brothers terminated the obligation of the Company to purchase its supply of coffee exclusively from Brothers and agreed to the consolidation, satisfaction and structured repayment of certain debt which had been accrued by the Company in favor of Brothers during the term of their relationship, which dated back to 1989. On the date of execution, the Company paid to Brothers the sum of $75,000 and paid another $50,000 approximately 30 days later. The Company further agreed to pay Brothers approximately $740,000, as evidenced by two unsecured promissory notes. Pursuant to the Supply Termination Agreement, the Company and Brothers mutually released all claims, demands and liabilities between them, with the exception of those obligations specifically set forth in the agreement, as well as those accounts payable accrued after June 1, 1995. Included within the debt released was $350,000 in slotting fees which Brothers had paid on behalf of the Company to Ralph's. The debt remaining to be re-paid arose principally from the start-up and expansion of the Company and consisted of (i) unpaid trade accounts accrued to April 1, 1993, and (ii) slotting fees paid by Brothers on behalf of the Company to obtain space for the concessions of the Company in Ralph's. Additionally, the Company acquired from Brothers under this agreement all concession fixtures and equipment in those stores installed prior to the date of the agreement, valued at approximately $200,000.

     On November 22, 1995, the Company executed a promissory note in the principal amount of $292,312.78, which evidenced accrued accounts payable due Brothers after the execution and delivery of the Supply Termination Agreement. The Company made its first payment under this note on December 15, 1995, but Brothers initiated suit on this note after this date in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The Company and Brothers settled the matter without the necessity of an answer to the complaint by the Company on January 25, 1996, by agreeing to a joint stipulation for the settlement of all obligations between Brothers and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above, an aggregate of $1,025,280 in principal as of January 25, 1996. Brothers agreed to reduce this amount to $717,696 if paid by April 1, 1996, and if not paid by April 1, 1996, the $1,025,280 would be payable in 40 equal monthly installments of $30,246 beginning April 1, 1996 and ending July 1, 1999. Brothers subsequently extended the April 1, 1996 due date until the close of the recently completed public offering.
Pursuant to the settlement agreement, the Company paid Brothers $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on April 1, and May 1, 1996, which amounts were credited against the amount due Brothers. In consideration for the extension, the Company agreed to pay interest at 10% per annum from April 1, 1996 on the balance then due, which interest was paid in addition to the $30,246 payment on May 1, 1996. The Company made the June and July payments. The Company is in discussions with Brothers to determine whether to continue monthly payments or complete liquidation of the debt.

     Beginning in January of 1996, the Company sold, directly and through an unaffiliated intermediary, $262,000 of promissory notes (the "Bridge Loan Notes") to two unaffiliated third parties. The Bridge Loan Notes bore interest at the rate of 12% per annum and were paid at repaid from the proceeds of its the Company's recently completed offering. The Bridge Loan Notes are secured by a second position in all tangible and intangible property which the Company now owns and may subsequently acquire. The first three months of interest on these notes was paid in advance at each closing, as were the due diligence and/or placement fees, the result of which was a net of $235,800 in loan proceeds to the Company. These notes will be paid in full from the proceeds of the recently completed public offering.

     In conjunction with the Bridge Loan Notes, the Company issued to the purchasers warrants (the "Bridge Loan Warrants") which allow the holders thereof to acquire during a period ending five years from the commencement of the recently completed public offering up to 78,600 units, each unit consisting of five shares of Common Stock and five Warrants at a price of $6.50 per unit. When recorded in the financial statements, the units are anticipated to be recorded at $786,000 and the difference between the $786,000 and the proceeds of $510,900 will be recorded as a finance expense.
The shares of Common Stock and Warrants underlying these units were included in the recently completed public offering for sale by the holders of the Bridge Loan Warrants. The agreements which led to the issuance of the Bridge Loan Warrants have customary anti-dilution protections against such matters as reverse stock splits, reclassifications and reorganizations.

     In addition, in May of 1996, the Company sold an additional note. The principal amount of the note was $40,000 with $800 of interest thereon being paid in advance (the "May Note"). In addition, an affiliate of the holder of the May Note became a consultant to the Company for $4,000 per month.

     The Company raised approximately $233,750 in working capital during the final month of 1994 from (i) a group of European investors who purchased two year, unsecured, 9% interest bearing promissory notes in the principal amount of $123,750 which are presently convertible into shares of Common Stock at a price per share of $9.00 and (ii) parties then affiliated with a director who purchased one year, unsecured, 11.5% interest bearing promissory notes in the principal amount of $110,000 which were converted on August 17, 1995, into 589,848 "restricted" shares of Common Stock. In February of 1996, two European investors converted $78,750 and $8,296.77, principal and interest, respectively, for a total amount of $87,047 into 43,524 shares of Common Stock at $2.00 per share.

     Management expects that operations and the proceeds of the recently complete public offering will be sufficient to provide operating capital and capital for expansion. The lower cost of coffee derived from new supply sources is anticipated to improve operating cash flow as well as to pay any remaining indebtedness following the close of the recently completed offering. Additional coffee concessions are self-funding.

     The following table sets forth all current directors and executive officers of the Company, as well as their ages:

     Name                   Age             Position

Robert W. Marsik           49             Director and President,
Chief Executive and
                                    Financial Officer and Treasurer
Mark S. Pierce             38     Director and Secretary
Michael D. Vandenberg      38     Director of Marketing

Roger F. Tompkins          52     Director

     Robert W. Marsik, effective May 17, 1993, was elected a Director and appointed President of the Company. On September 1, 1995, he also assumed the positions of Chief Executive and Financial Officer and Treasurer. From March 1990 to May 1993, Mr. Marsik served as President of PCI Instruments Company ("PCI"), an Englewood, Colorado, manufacturer of test instruments targeted at the electrical contractor market. While at PCI, Mr. Marsik developed and implemented a nationwide marketing plan for five commercial/industrial products. Mr. Marsik graduated in 1970 from the University of Maryland at College Park, Maryland, with a degree in Business Administration/Marketing. Mr. Marsik filed for personal bankruptcy on July 1, 1993, and received a discharge. Mr. Marsik has entered into an employment agreement with the Company.

     Mark S. Pierce has been counsel to the Company since September, 1993, and in October, 1994, was elected a Director and Secretary. He has been a director of Intercell Corporation since April, 1992, and was an executive officer from that time until July 7, 1995, when it acquired the assets of another business.
Intercell is a publicly-held corporation with a class of equity securities registered under Section 12(g) of the Exchange Act. Mr. Pierce was the secretary and a director of Forestry International, Inc., a publicly-held Colorado corporation from December 24, 1992, until April 7, 1995, at which time he resigned to pursue other business interests. Mr. Pierce was a director, and subsequently an executive officer, from May 22, 1992, until January 14, 1994, of Indemnity Holdings, Inc. a publicly-held corporation which is now known as Star Casinos International, and which is now engaged in the development of gambling casinos in Colorado and off the coast of Florida. From September 1, 1993, until April 7, 1995, Mr. Pierce was the President and a director of a small, privately-held merchant banking firm with six employees, including himself. In his capacity, he was involved in the supervision of five employees and worked with independent consultants in the areas of marketing, public relations, accounting, law and corporate finance. Prior to September 1, 1993, Mr. Pierce was engaged in the private practice of law in Denver, Colorado, where he specialized in mergers, acquisitions, the representation of publicly-held companies, bankruptcy and international transactions. Mr. Pierce graduated from the University of Wyoming in Laramie, Wyoming, in May, 1979, with a Bachelor of Science degree in Accounting with honors. He passed his examination as a Certified Public Accountant in May, 1979. Mr. Pierce received his Juris Doctorate from the University of Colorado in Boulder, Colorado, during May of 1983. He is a member of the Colorado Bar Association, and is a member of the securities and international subsections of this association.

     Roger F.Tompkins has served as a Director of the Company since September 1, 1995. From November, 1985, until January, 1996, Mr. Tompkins was a director and the sole executive officer of Power Capital Corporation, a consulting firm which, through a wholly-owned subsidiary, Concepts Associates, Inc., during Mr. Tompkins' tenure, specialized in mergers, acquisitions, corporate finance and public relations. Power Capital is publicly-held, and acquired in January of this year a business in China which is developing a Sheraton Hotel and adjoining commercial complex in the Beijing metropolitan area. Mr. Tompkins resigned as an officer and a director of Power Capital after this acquisition. Since August, 1980, Mr. Tompkins has been a director and an executive officer of Concepts Associates, which, until January of 1996, was a wholly-owned subsidiary of Power Capital. Mr. Tompkins purchased Concepts Associates from Power Capital in January and is now conducting the previous business of Power Capital through Concepts Associates. From its inception in February, 1988, until May, 1992, Mr. Tompkins served as Chairman of the Board of Directors and Chief Executive Officer of Stone Mountain Industries, Inc., a publicly-held corporation with a class of equity securities registered under Section 12(g) of the Exchange Act which is now known as Star Casinos International, Inc., and is now engaged in the development of gambling casinos in Colorado and off the coast of Florida. During 1961 and 1962, Mr. Tompkins attended Farleigh Dickenson University but did not receive a degree.

     Michael F. Vandenberg was hired as the Director of Marketing for the Company on October 9, 1995. From June, 1994 until October 9, 1995 he held the position of Key Account Manager for the Boston region of Brothers Gourmet Coffee. From March, 1994 to June 1994, he was the Sales Manager in California for Jo Ann Benci Service in Los Angeles. From 1978 until March, 1994, Mr. Vandenberg worked for Nestle Beverage/Sark's Gourmet Coffee as a route salesmen, route supervisor and Operations Manager. In November, 1992 he was promoted to Account Manager. Mr. Vandenberg graduated from the El Camino College in June, 1986, with an emphasis in Business Management.

     No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer, other than Mr. Marsik. All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Executive Compensation

     The following table sets forth information concerning the compensation paid to Mr. Marsik for the years ended December 31, 1993, 1994 and 1995. Mr. Marsik was the sole executive officer during 1993, 1994 and until October 9, 1995, when Mr. Vandenberg was hired.

                   Summary Compensation Table
                                           Long-Term Compensation
                                                        Awards
Name and                          Annual        Securities
Principal       Fiscal Year      Compensation   Underlying Options
                              Salary      Bonus
Robert W.
  Marsik,
  President        1995       $85,000       -0-         -0-
  Chief Executive,
  Financial and    1994        72,000       -0-         -0-
  Accounting
  Officer, Treasurer 1993      48,700       -0-         $10,625

(1) In December 1993, Mr. Marsik was granted a bonus of 2,875 shares of "restricted" Common Stock of the Company, which was valued at $10,625.

     No compensation was paid to any member of the Board of Directors in their capacities as such during 1993 or 1994. Effective January 1, 1995, the Company established a deferred compensation plan (the "Plan") for the purpose of attracting new directors and retaining existing directors. The form of the Plan is commonly referred to as a "Rabbi Trust." The Plan has a term of three years which began on January 1, 1995, and is administered by and subject to the discretion and fiduciary obligations of the Plan's trustee, Patrick J. Tobin, Esq. Under the terms of the Plan, each director serving the Company will receive in arrears approximately 555 shares of common stock per month for his services. Each share earned will be held in trust under the Plan and will not be distributed until the later to occur of December 31, 1997, or the termination of the participant director's employment or affiliation with the Company. Further, any participant receiving shares from the Plan is restricted from transferring the shares so that no more than 10% of the total number of shares vested and distributed under the Plan for the benefit of the individual are available for sale in any three month period. The shares distributed will bear a "restrictive" legend to enforce the foregoing. The Plan shares are subject to the claims of the creditors of the Company until such time as they are distributed to participating directors. For this reason, there is no taxable deduction to the Company for employment expense at the time of grant or vesting and, correspondingly, no taxable income to the participating directors at these times. Only at the time of distribution will a taxable event on any of the shares be recognized. As of the date of this Report, no shares had been awarded under the Plan to any director, and shares which have been earned have not yet been issued and when issued, will be held in trust subject to the claims of the creditors of the Company until the later to occur of December 31, 1997, or the termination of the participant director's employment or affiliation with the Company.

Employment Agreements

     Mr. Marsik has entered into an employment contract with the Company which began on September 1, 1995, and has a five year term ending September 1, 2000. Mr. Marsik receives a base salary of $100,000 per year and $500 per month as a car allowance under this agreement, as well as health insurance under the Company's policy and vacation benefits. Mr. Marsik and the management and operations teams which he selects, including Mr. Vandenberg, will, beginning in 1996, also receive performance bonuses under this agreement as follows: (i) 10% of those gross revenues exceeding $4,500,000 to and including $5,500,000; (ii) 9% from $5,500,001 to
$6,500,000; (iii) 8% from $6,500,001 to $7,500,000; (iv) 7% from
$7,500,001 to $8,500,000; (v) 6% from $8,500,001 to $9,500,000; and
(vi) 5% of those gross revenues exceeding $9,500,000. These bonuses will be payable one-half in cash and one-half in Common Stock valued at the market price at the date of payment. This agreement also prohibits Mr. Marsik from competing with the Company for a period of three years after termination, irrespective of the reason for termination.

     Mr. Vandenberg entered into an employment agreement with the Company on October 2, 1995, beginning October 9, 1995. His annual salary is $67,200, and he is entitled to a $500 per month car allowance, two weeks of vacation during the first two years of employment and three weeks thereafter, and health insurance coverage for him and his family under the Company's current policy. Mr. Vandenberg may also become entitled to an annual commission of up to 35% of his base salary, or $22,800 annually. This commission will have three segments: (i) 37.5% of the commission will be tied to Mr. Vandenberg's establishing new accounts for concessions and causing these accounts to set up test stores, and to generating new accounts for whole bean coffee other than through concessions; (ii) 37.5% will be tied to specific dollar volume sales goals; and (iii) 25% will be tied to retaining new accounts once established. Mr. Vandenberg may also earn bonuses of: (i) options over a five year period to acquire up to 50,000 shares of Common Stock under the ISOP discussed below based upon new business and the retention of that business; and (ii) Common Stock equaling up to 10,000 shares per year, which will be tied to establishing new accounts and setting up test stores for concessions and generating new accounts for whole bean coffee outside of concessions. The Company and Mr. Vandenberg have yet to agree on and establish the foregoing commissions and bonuses, but they will be paid under the terms of the bonus provisions which apply to Mr. Marsik and will reduce the amounts available to other members of the operations teams, including Mr. Marsik. The agreement may be terminated by Mr. Vandenberg and by the Company at any time; provided, however, that the Company must pay Mr. Vandenberg one month severance pay, plus any accrued salary, vacation and commissions to the date of termination in the event that it terminates the agreement.

     The commission and bonuses which will be paid to Messrs. Marsik and Vandenberg, as well as to other individuals who may be hired by the Company as a part of the operations team, will decrease cash flows of the Company by one-half of the total amount of these commissions and bonuses and will reduce operating profits or increase operating losses by the full amount. These payments will be paid one-half in cash and one-half in Common Stock under the ISOP discussed below, irrespective of the cash flows or profits generated or losses averted. The bonuses and commissions were computed by the Company based upon its past operating results. If the foregoing sales objectives are achieved, which requires an increase by approximately 27.16% over 1994 results, management believes there will be sufficient cash flow and operating profit available to absorb these increases in compensation.

Stock Option Plan

     On September 1, 1995, the Board of Directors and shareholders of the Company adopted an incentive stock option plan ("ISOP") for employees of the Company and its subsidiaries. The ISOP is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing their interest in the success of the Company, thereby encouraging them to remain in its employ. Further, the availability and offering of options under the ISOP supports and increases the ability of the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. Only employees who have contributed to the profitability or administration of the Company and/or its subsidiaries are eligible to participate and are only entitled to receive that number of shares which fairly reflects the value of their services. The ISOP is presently being administered by the Board of Directors. The 500,000 shares available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted. The option price per share will be determined by the Board of Directors at the date of grant, but will at least equal the fair market value of the Common Stock on the date of grant. Any person owning 10% or more of the voting power of the Company who may receive grants under the ISOP will have an exercise price equaling or exceeding 110% of the fair market value. All options must be granted within ten years of the date of the ISOP, and no option may extend beyond the expiration of five years from the date of grant. As of January 31, 1996, no options had been granted under the ISOP.

Item 7.   Financial Statements.

     (Financial Statements begin on the following page.)

                  INDEX TO FINANCIAL STATEMENTS

                                                             PAGE

Report of Independent Accountants. . . . . . . . . . . . . . . .

Financial Statements . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets as of December 31, 1994 and 1995. . . . . . . . .

Statements of Operations for the years ended December 31, 1994 and
1995

Statements of Changes in Stockholders' Equity (Deficit) for the
years
   ended December 31, 1994 and 1995. . . . . . . . . . . . . . .

Statements of Cash Flows for the years ended December 31, 1994 and
1995

Notes to Financial Statements. . . . . . . . . . . . . . . . . .

                   INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of AMERICA'S COFFEE CUP, INC.:

We have audited the accompanying balance sheet of America's Coffee Cup, Inc. (a Colorado corporation) as of December 31, 1995, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America's Coffee Cup, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Harlan & Boettger

San Diego, California
February 16, 1996

                   PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          BALANCE SHEET
              (America's Coffee Cup, Inc.-Unaudited)

                                            As of December 31,
              ASSETS                    1994                1995


CURRENT ASSETS
 Cash                                 $228,864           $32,727
 Accounts Receivable,
   no allowance deemed necessary       209,193           130,455
 Inventories (Note B)                   42,206           135,776
 Prepaid expense and other               7,284            15,996

     TOTAL CURRENT ASSETS               487,547          314,954

PROPERTY AND EQUIPMENT, net (Note C)     53,657          411,900

OTHER ASSETS
 License agreement, net                  306,250         218,750
 Slotting fee, net                          -             61,581
 Deferred offering costs                   3,879          72,060

     TOTAL OTHER ASSETS                  310,129         352,391


                                        $851,333      $1,079,245

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                       $259,534       $259,457
 Accrued expenses                         64,085         62,239
 Current portion of long-term debt
   (Note D)                              152,550        722,717

     TOTAL CURRENT LIABILITIES            476,169     1,044,413

LONG-TERM DEBT, less current portion
   (Note D)                               808,231      480,160

SHAREHOLDERS' DEFICIT
 Common stock, $.40 par value
  (10,000,000 shares authorized,
  212,075 and 802,043 shares issued and
  outstanding as of December 31, 1994
    and 1995, respectively) (Note G)       84,830       320,817
 Preferred stock, $0.40 par value
   (1,000,000 shares authorized,
    none issued and outstanding December
  31, 1994 and 1995, respectively)
   (Note G)                                  -              -
 Additional paid-in-capital (Note K)    71,497              -
 Accumulated deficit                  (589,394)      (766,145)


TOTAL SHAREHOLDERS' DEFICIT           (433,067)      (445,328)

                                       $851,333    $1,079,245

                    AMERICA'S COFFEE CUP, INC.
                     STATEMENT OF OPERATIONS


                                       For the years ended
                          December 31, 1994   December 31, 1995

SALES                          $3,278,938     $3,095,955

COST OF SALES
 Beginning inventory               23,076         42,206
 Purchases, coffee              1,364,520      1,467,735
 Wages                            651,382        629,803
 Other expense                     26,334         64,765
 Service concession rent          674,602        754,427
 Cost of goods available
   for sale                     2,739,914      2,958,936
                                  (42,206)      (135,776)

     TOTAL COST OF SALES        2,697,708       2,823,160

 Gross Profit                     581,230          272,795

OPERATING EXPENSES
 General and Administrative       492,521          574,698
 Depreciation                      24,727           42,288

     TOTAL OPERATING EXPENSES     517,248          616,986

INCOME (LOSS) FROM OPERATIONS      63,982         (344,191)

OTHER INCOME (EXPENSES)
 Interest expense                 (63,679)          (85,052)
 Loss on disposition of equipment     -              (2,075)
 Other                              3,458           (20,624)

     TOTAL OTHER INCOME (EXPENSES)(60,221)         (107,751)

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                 3,761          (451,942)

 Income Taxes (Note E)               (800)             (800)

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM               2,961          (452,742)

 Extraordinary item, net of tax
   (Note L)                             -           322,512

NET INCOME (LOSS)                  $2,961         $(130,230)

NET INCOME (LOSS) PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM                 $0.01           $(1.11)

 Extraordinary Item                     -           0.79

NET INCOME (LOSS) PER COMMON SHARE   $0.01        $(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                       210,825       408,691

                   AMERICA'S COFFEE CUP, INC.
         STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                     Additional
                      Common Stock     paid-in   Accumulated
                   Shares     Amounts  capital    deficit      Total

Balance, December
   31, 1993       212,075     $84,830   $71,497  $(592,355) $(436,028)

 Net income          -          -          -         2,961     2,961

Balance, December
   31, 1994       212,075      84,830     71,497    (589,394) (433,067)

 Issuance of
  common stock
  for convertible
  debt (Note K)  589,848     117,970      -          -        117,970

 Issuance of
  convertible
  debt exchanged
  for common
  stock at less
  than par value
   (Note K)         -        117,970    (71,449)   (46,521)       -

 Issuance of
 common stock
 due to reverse
  stock splits
  (Note K)         120          47        (48)        -          (1)

 Net loss           -            -         -     (130,230)  (130,230)

Balance, December
   31, 1995     802,043    $320,817    $   -     $(766,145)$(445,328)


                   AMERICA'S COFFEE CUP, INC.

                     STATEMENTS OF CASH FLOWS


                                    For the years ended
                                 December 31,     December 31,
                                     1994               1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                   $ 2,961         $(130,230)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
   operating activities:
  Depreciation and amortization       68,477          137,334
  Loss on disposition of equipment        -             2,075
  Issuance of common stock options
    for services                       7,988            7,988
  Extraordinary item - extinguishment
      of debt (Note L)                 -             (322,512)
  Convertible debt exchanged for
    common stock at less than par
     value (Note K)                     -             117,966
  Conversion of accounts payable
     to long term debt                  -             292,314
  Changes in assets and liabilities:
  Accounts receivable                 (35,160)         78,738
  Inventory                           (19,130)        (93,570)
  Prepaid expenses and other           25,004          (8,711)
  Deferred offering costs and
    other assets                       18,690         (68,181)
  Accounts payable                   (150,657)            (75)
  Accrued expenses                     25,223          (9,834)

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                 (56,604)          3,302

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment  (32,702)        (76,148)
 Purchase of slotting fee               -              (5,000)

NET CASH USED IN OPERATING ACTIVITIES (32,702)        (81,148)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from related party debt       4,500             -
 Payments on related party debt       (25,000)            -
 Payments on long-term debt           (25,036)       (223,291)
 Proceeds from issuance of
   convertible debt                   128,750         105,000

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                83,214        (118,291)

NET DECREASE IN CASH                   (6,092)       (196,137)

CASH, BEGINNING OF YEAR              234,956         228,864

CASH, END OF YEAR                   $228,864         $32,727

A.   Summary of Significant Accounting Policies:

     Organization

     The Company was incorporated as FOA Industries, Inc. (FOA) under the laws of the State of Delaware on February 10, 1988. On June 19, 1989, FOA acquired all of the assets and liabilities of A.C.C., a California limited partnership engaged in the retail gourmet coffee business. In conjunction with this transaction, A.C.C. and its general partner, America's Coffee Cup, Inc. ( a California corporation), were dissolved and the Company changed its name to America's Coffee Cup, Inc. During November 1995, the Company changed its state of incorporation from Delaware to Colorado.

     Basis of Accounting

     The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Cash

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method, for all coffee and general merchandise product inventory.

     Property and Equipment

     Property and equipment is carried at cost and includes store equipment and fixtures which were acquired as a result of the Supply Termination Agreement (Note 1). Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected in income or expense. Depreciation is provided on the straight-line method over the estimated useful lives ranging from 5 to 7 years.

     Other Assets

     Other assets consist primarily of a license agreement, slotting fee, and deferred offering costs.

     License Agreement relates to the license renewal fee paid to grocery retailer for the right to use and occupy designated end cap space for the sale of the Company's products. The license agreement is being amortized to cost of sales on a straight-line method over the four year life of the agreement.


     Slotting Fee relates to the slotting fee paid to a grocery retailer for the right to sell within the grocery store chain. The slotting fee asset was received as part of the Supply Termination Agreement (Note 1) and is being amortized to cost of sales on a straight-line method over the four year life of the asset.

     Deferred offering costs include the costs associated with the proposed secondary public offerings for each respective period.
The costs related to secondary public offerings are capitalized and will be netted against the amount received from the public offerings. All deferred offering costs have been or will be expensed in the event the offering is not consummated. Deferred offering costs as of December 31, 1994 were incremental out-of-pocket expenses associated with a failed public offering effort. The deferred offering costs as of December 31, 1994 were expensed during the third quarter of 1995.

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the service concessions located within the stores.

     Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The Company's common stock equivalents were antidilutive for the year ended December 31, 1995 and were not material for the year ended December 31, 1994, therefore, they were not included in the computation of net income (loss) per common share. The per share computations reflect the effect of a 10-1 reverse stock split that occurred on November 26, 1993 and the effect of a 4-1 reverse stock split that occurred on September 1, 1995,

     The weighted average number of shares outstanding for the year ended December 31, 1995 is 409,69 1, as compared to 802,043 total shares actually outstanding on that date. The increase in the number of shares issued and outstanding as of December 3 1, 1995 is a result of 589,848 shares of common stock issued to related and unrelated parties as a result of the conversion of a related party notes payable on August 17, 1995 (Note K) and 120 shares of common stock issued to various shareholders as a result of the reverse stock splits, whereby full shares were issued on September 1, 1995 to all shareholders for any fractional shares which had resulted from the reverse stock split.

     All per share references have been adjusted for the effect of the reverse stock splits.

     Income Taxes

     Income taxes provide for the tax effects of transactions reported in the fmancial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

     Concentration of Credit Risk

     The Company's sales are substantially all from one large grocery retailer located in Southern California. Credit is extended on an evaluation of the grocery retailers' financial condition and collateral is not required. There have been no significant credit losses and no allowance for doubtful accounts has been deemed necessary for any reported period.

B.   Inventories:

     Inventories as of December 31, 1994 and 1995 consist of the following:


                                    1994           1995

     Coffee                        $3,490        $97,175
     General merchandise           38,716         38,601

                                  $42,206       $135,776

C.   Property and Equipment:

     Property and equipment as of December 31, 1994 and 1995 consists of the following:

                                        1994          1995

     Office equipment and furniture  $34,760       $ 42,499
     Store equipment and fixtures    155,801         485,710
     Automobiles and delivery trucks 16,785           79,669

                                    207,346          607,878

     Less accumulated depreciation 153,689           195,978

                                    $53,657         $411,900


D.   Long-Term Debt:

     Long-term debt as of December 31, 1994 and 1995 consisted of the following:

                                               1994           1995

Notes payable to affiliates of a
  director and others, unsecured,
  interest payable at 1 1.50%,
  due by December 3 1, 1995. Notes
  are convertible in whole or in part
  at any time on or before maturity for
  "restricted" common shares at a conversion
  rate of the lesser of $8.00 per share or the
  current market price (see Note K for
  conversion of debt)                       $ 50,000       $


Note payable to an automotive financing
   company, secured by the property,
   interest payable at 10.25 %,
   principal and interest due
   monthly over a period of sixty
   (60) months                                 -         53,583

Notes payable to a group of foreign
  investors, unsecured, interest payable
  at 9.0%, due by December 31, 1996.
  Notes are convertible in whole or in
  part at any time on or before
  maturity for "restricted" common shares
  at a conversion rate of $9.00 per
  (post September 1, 1995, reverse 1:4 split)
   share (subsequent to year-end the Company
   modified the conversion price to $2.00
   per share)                              78,750        123,750

Note payable to Brothers Gourmet Coffee,
   Inc. (BGC), interest payable quarterly
   at the higher of 8% or the prime rate
   set forth by the First Union Bank of
   North Carolina (7.25 % at December
   31, 1994) plus 2%, payable in interest
   only installments, with the
   outstanding principal balance due
   June 30, 1998 (see Notes I and M)     350,000              -

Note payable to BGC, non-interest
   bearing, secured by fixtures and
    equipment, payable in $25,000
    monthly payments starting January
    15, 1996 until paid in full
    (see Notes I and M)                     -             275,000

Note payable to BGC, interest payable
   at the rate of 10%, payable in
   $26,795 monthly installments
   starting January 15, 1996 until
    paid in full (see Note 1)                -           292,313

Note payable to BGC, unsecured,
   interest payable quarterly
   at the higher of 8% or the
   prime rate set by the First
   Union Bank of North Carolina
   (7.25 % at December 31, 11)94
   and 8.00 % at September 30, 1995)
   plus 2 %, payable in semi-annual
   installments of 2.5 % of the then
   outstanding principal balance,
   due April 1, 2003 (See Note 1)        482,031        458,231

                                          960,781     1,202,877

     Less current maturities             (152,550)     (722,717)

                                         $808,231       $480,160

     The following is a summary of principal maturities of long-term debt:


                                      December 31,
           1996                        $ 722,717
           1997                           31,507
           1998                           31,597
           1999                          405,836
           2000                           11,220
     Thereafter                              -

                                      $1,202,877

E.   Income Taxes:

     At December 31, 1994 and 1995, the Company, before any limitations, had a federal net operating loss carryforward of approximately $1,042,000 and $1,110,000, and a state net operating loss carryforward of approximately $505,000 and $546,000, respectively. The state and the federal net operating loss carryforwards, if not utilized, will expire as follows:

                       Twelve months ended
                           December 31,

                State                    Federal

    1996      $ 91,500                 $        -
    1997       163,500                          -
    1998       125,500                          -
    1999          -                             -
    2000       124,500                          -
    2001        41,000                          -
    2002          -                             -
    2003          -                        38,000
    2004          -                       184,000
    2005          -                       328,000
    2006          -                       252,000
    2008          -                       205,000
    2009          -                        35,000
    2010          -                        68,000
               $546,000                $1,110,000

     The realization of any future income tax benefits from the utilization of net operating losses has been determined to be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three year period, the net operating loss is limited. As a result of the conversion of the one-year convertible notes into common stock (see Note K), the Company has determined that the net operating losses are limited. The net operating loss carryfowards have been limited to approximately $60,000 per year until expiration. Losses generated after the conversion date will not be limited by any change that resulted from the conversion of the one-year convertible notes.

     The provision for income taxes for the years ended December
31, 1994, and 1995 consisted solely of the $800 minimum California franchise tax.

     The Company's total deferred tax assets as of December 31, 1994 and 1995, were as follows:

                                           1994           1995

     Net operating loss carryforward   $ 384,000      $ 430,000
     Valuation allowance                (384,000)      (430,000)

     Net deferred tax assets           $     -        $     -

     A valuation allowance has been established for the entire amount of the deferred tax asset. The likelihood of full utilization by the Company of the net operating losses incurred to date over the available carryover period is highly unlikely based on the current operations of the Company. The net change in the valuation allowance from December 31, 1994 to December 31, 1995 is due primarily to the net operating loss for the year.

F.   License Fees and Other Commitments:

     Effective July 1, 1994, the Company entered into a four -year license agreement with Ralphs Grocery Company ("Ralphs"), in which both the Company and BGC, its previous exclusive coffee supplier, each were charged a $350,000 license renewal fee for the right to use and occupy approximately 40 square feet at each of the licensed locations for its retail service concessions and any future locations. The Company's share of the license renewal fee of $350,000 was paid for by BGC and was recorded as an additional note payable due to BGC (Note D).

     The Company has recorded its portion of the license fee at cost and is amortizing the fee over the four-year license term. Amortization expense for the year ended December 31, 1994 and 1995 was $43,750 and $87,500, respectively, which is included in the cost of sales. The unamortized license fee balance of $306,250 and $218,750, respectively, is included in the accompanying balance sheet.

     In addition to the renewal fee, the Company will continue to pay rent to Ralphs in an amount equal to $1,000 for each four-week period per location or 10% of total retail sales, whichever is greater. The Company incurred rent expense of $674,602 and $757,412, for the years ended December 31, 1994 and 1995. The rental agreement with Ralphs is a year-to-year agreement covt!red under the umbrella four year agreement.

G.   Common Stock:

     Stock Options

     During 1993, the Company granted to its president and certain key employees, options to purchase 2,250 shares of common stock of the Company. All options issued and outstanding were exercisable at a price of $1.60 per (post September 1, 1995, reverse split) share. As of December 31, 1994 and 1995 no options had been exercised. The 2,250 options granted were exercisable in increments of 750, on or after June 15, 1993, 1994 and 1995, and as of December 31, 1995 no options remained outstanding. The Company has accrued compensation expense in each period in which the services were performed. Accordingly, the Company has included compensation expense of $7,988 related to these options for 1993, 1994 and 1995.

     During 1995, the Company adopted an employee incentive stock option (ISOP) plan. The Company is authorized to issue common stock options granted under the ISOP up to the amount of 500,000 shares over a 10 year period beginning September 1, 1995.

     ISOP options may be granted by the Company to any full-time employee of the Company or any subsidiary corporation. The total aggregate fair market value of the shares with respect to ISOP options shall not exceed $100,000 per individual per year. The ISOP option price is the fair market value of the Company's common stock at the time the option is granted. For the year ended December 31, 1995, no ISOP options have been granted by the Company.

     Stock Awards

     The president and management team of the Company will receive as part of their employment agreement, shares of common stock, which will be awarded in any year, during a five year period ending September 1, 2001, in which the Company shows a net profit, based on performance levels set by the Company. There were no awards of options for the year ended December 31, 1995. Any options granted will be included under the terms of the ISOP.

H.   Supplemental Cash Flow Information:

     Cash paid for interest and income taxes for the years ended
December 31, 1994 and 1995:
                                   For the years ended
                         December 31, 1994    December 31, 1995


     Interest                  $22,003              $52,720

     Income taxes              $   800              $   800


     Noncash Investing and Financing Activities

     During 1994, the Company entered into a note payable agreement with BGC for the Company's share of the license renewal fee of $350,000 which was paid to Ralphs by BGC. The Company is currently amortizing the license renewal fee over the length of the contract. The Company has not made any principal payments on this note payable to BGC (see Notes D and 1).

     As discussed in Note I, the Company terminated its exclusive supply agreement with BGC and in doing so received $337,440 in assets and restnictured the existing debt. As a result of this noncash transaction, the Company recorded $322,512 as an extraordinary item.

     The Company purchased two delivery trucks in 1995 which were financed for a total of $53,583.

1.   Termination Agreement:

     On August 25, 1995 the Company entered into an agreement (the "Supply Termination Agreement") with BGC. Under the terms of the Supply Termination Agreement, the Company and BGC terminated the obligation of the Company to purchase its supply of coffee exclusively from BGC and further agreed to the restructuring and repayment of certain debt with BGC.

     As satisfaction for allowing the Company to terminate the supply agreement the Company recorded assets, assumed liabilities and recorded net extiiiquishment of debt as summarized below:

     Assets Received:
      Slotting fee                         $ 64,125
      Store fixtures                        179,550
      Store equipment                        93,765
                                           $337,440
     Debt Forgiveness:
      Note payable to BGC (Note D)          350,000
     Accrued interest on note
     payable to BGC                          35,072
                                            385,072

     Total assets and debt forgiven         722,512

     Debt Assumed:
     Note payable to BGC (Note D) 1995     (400,000)

     Net, extinguishment of debt            $322,512

     The Company has made principal payments in the amount of $140,000 on the obligation under the terms of the Supply
Termination Agreement.

     Accordingly, the Company has recorded the slotting fee based on the remaining fair market value and will amortize over the remaining life of the slotting fee, and recorded the store equipment and fixtures at the fair market value of the assets purchased through the Supply Termination Agreement. There is no income tax effect as a result of the Company's existing net operating losses.

J.   Going Concern:

     The Company has had recurring losses from operations and had a net deficiency in assets of $445,328 and $433,067 at December 31, 1995 and December 31, 1994, respectively, and had working capital of only $11,378 at December 31, 1994 and a working capital deficiency of $729,459 at December 31, 1995. Additionally, the Company has significant debt payments due to BGC as discussed under the settlement evidenced by joint stipulation discussed in Note 1. These conditions raise substantial doubt about the entity's ability to continue as a going concern.

     Several steps have been taken by the Company in an attempt to increase working capital and improve profitability. During 1994 and 1995, the Company issued convertible notes to affiliates of one director and to certain foreign investors, each of which may be converted into common stock or will be due and payable at the end of 1995 or 1996. This provided working capital of $233,750.

     The Company has signed a letter of intent with a licensed NASD broker/dealer for a secondary public offering to commence during the first half of 1996 and finish by the end of the first six months. This offering is expected to raise $3.5 million in new funds. Additionally, the Company previously discussed adding additional service concessions in up to 15 new Ralphs stores and also up to 15 stores now being converted from Alpha Beta stores to Ralphs stores, as a result of the merger between the two companies. The Company is also continuing to pursue expansion into other grocery chains both in Southern and Northern California, as well as Arizona and Illinois. The Company has also successfully temlinated its exclusive supply agreement with its sole supplier, BGC. The Company in rum has entered into an agreement with a new supplier at more favorable prices which will positively impact operating costs in future periods.

     The ability of the Company to continue is a going concern is dependent upon its ability to obtain additional working capital and obtain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

K.   Related Party Transactions:

     During December 1994, the Company issued one year convertible promissory notes aggregating $110,000 in principal amount to affiliates of Mr. Pierce, a director of the Company. Subsequently, on June 30, 1995, $40,000 in principal amount of these notes, along with the interest accrued thereon, was assigned by an affiliate of Mr. Pierce to an unaffiliated third-party. On August 17, 1995, prior to the September 1995, reverse 1:4 split of the capital stock of the Company, all $1 10,000 in principal amount of these notes was converted into common stock of the Company, along with the interest accrued thereon, at the market price for the common stock on the date of conversion, as was agreed to upon the issuance of the notes in December of 1994. The conversion resulted in the Company issuing 2,359,392 pre-split/589,848 post-split shares of common stock at a conversion price based upon the market at the time of $.05 per pre-split share and $.20 per post-split share.

     Subsequent to the conversion, on September 1, 1995, an affiliate of Mr. Pierce and his minor son sold 187,679 of these post-split shares to Mr. Marsik, then and currently an executive officer and director of the Company, in exchange for Mr. Marsik's promising to pay $37,528.27 in the aggregate for the shares, which obligations are secured by all of the shares purchased and bear interest at the rate of 11 1/2% per annum.

     Prior to the conversion, there were approximately 212,082 post-split shares of common stock outstanding, and subsequent to the conversion, there were approximately 802,043 shares outstanding. Mr. Marsik, as of December 31, 1995, owned, directly and beneficially, 189,801 post-split shares of common stock and Mr. Pierce owned, indirectly through an affiliate, 187,679 post-split shares, which represented 23.67% and 23.40% ownership, respectively, of the outstanding common shares at the time or an aggregate of 47.07%.

L.   Extraordinary Gain:

     Under the terms of the Supply Termination Agreement (Note 1), the Company and BGC restructured the repayment of certain debt. As a result of the receipt of certain assets, and restructuring of debt, the Company effectively received a net extinguishment of debt from BGC of $322,512. This amount has been recorded as an extraordinary gain. There is no income tax effect as a result of the Company's existing net operating losses.

M.   Subsequent Events:

     Threatened Litigation

     During January 1996, allegations were made against the Company and two directors by a former director claiming breach of fiduciary duties by management as a result of conversion of shares of common stock for convertible debt, unauthorized board actions and improper publication and disclosure which has been made in the past with respect to such actions. The former director, through legal counsel, has offered to settle the case for an aggregate of 260,000 shares of common stock and a payment of $162,500 in cash. The assertions are preliminary and the outcome cannot be determined at this time. However, the Company believes it has valid defenses and intends to dispute these assertions vigorously. Management currently is unable to estimate a range of loss, if any, regarding this action. Management believes that its final outcome should not have a material adverse effect on the Company's financial condition, liquidity or results of operations. Accordingly, no provision has been made in the accounts for any liability for these assertions.

     Public Offering

     The Company has signed a letter of intent with an underwriter to file a Registration Statement on Form SB-2 with the Securities and Exchange Commission to offer up to 350,000 equity units to the general public. Each equity unit, anticipated to be offered at $10, will consist of four shares of common stock and two redeemable common stock purchase warrants. The common stock and the warrants will be detachable and separately transferable one hundred eighty days after the closing of the offering. Each warrant entitles the registered holder thereof to purchase, at any time over a five year period conunencing on the date of the Prospectus, one share of common stock at $3.00 per share. Commencing six months from the date of the Prospectus, the warrants are subject to redemption at $0.05 per warrant on thirty days written notice.

     Stipulated Settlement with Former Supplier

     Subsequent to year end, BGC initiated suit against the Company, claiming that the Company was delinquent in the repayment of certain trade accounts payable which were evidenced by a promissory note, but which were not included in the Supply Termination Agreement (see Note I). The Company was prepared to defend the suit vigorously, as it had complied with the repayment provisions of the promissory note; however, the Company and BGC came to a full and final seulement of all matters between them without the necessity of the Company even filing an answer.

     The settlement is evidenced by a joint stipulation which has been entered in the court records in the matter and provides that the sum of $717,696 shall be paid by the Company to BGC by April 1, 1996. If this payment is not made, the amount due to BGC from the Company increases to $1,025,280, which is approximately equal to total notes recorded due to BGC on the accompanying December 31, 1995 balance sheet as follows: note payable for $292,313; note payable for $275,000; and note payable for $458,231 (see note D). Interest on this new unsecured note will be at ten percent (10%) per annum and require monthly payments of $30,246.57 beginning April 1, 1996, and ending July 1, 1999.
Item 8. Changes in and Disagreements
with Accountants on Accounting
and Financial Disclosure.

     None.

                             PART III

Item 9.   Directors and Executive Officers of the Registrant.

     The following table sets forth all current directors and executive officers of the Company, as well as their ages:

     Name                   Age             Position
Robert W. Marsik            49         Director and President,
                                       Chief Executive and
                                       Financial Officer
                                       and Treasurer
Mark S. Pierce              38         Director and Secretary
Michael D. Vandenberg       38         Director of Marketing

Roger F. Tompkins           52         Director

     Robert W. Marsik, effective May 17, 1993, was elected a Director and appointed President of the Company. On September 1, 1995, he also assumed the positions of Chief Executive and Financial Officer and Treasurer. From March 1990 to May 1993, Mr. Marsik served as President of PCI Instruments Company ("PCI"), an Englewood, Colorado, manufacturer of test instruments targeted at the electrical contractor market. While at PCI, Mr. Marsik developed and implemented a nationwide marketing plan for five commercial/industrial products. Mr. Marsik graduated in 1970 from the University of Maryland at College Park, Maryland, with a degree in Business Administration/Marketing. Mr. Marsik filed for personal bankruptcy on July 1, 1993, and received a discharge. Mr. Marsik has entered into an employment agreement with the Company.

     Mark S. Pierce has been counsel to the Company since September, 1993, and in October, 1994, was elected a Director and Secretary. He has been a director of Intercell Corporation since April, 1992, and was an executive officer from that time until July 7, 1995, when it acquired the assets of another business.
Intercell is a publicly-held corporation with a class of equity securities registered under Section 12(g) of the Exchange Act. Mr. Pierce was the secretary and a director of Forestry International, Inc., a publicly-held Colorado corporation from December 24, 1992, until April 7, 1995, at which time he resigned to pursue other business interests. Mr. Pierce was a director, and subsequently an executive officer, from May 22, 1992, until January 14, 1994, of Indemnity Holdings, Inc. a publicly-held corporation which is now known as Star Casinos International, and which is now engaged in the development of gambling casinos in Colorado and off the coast of Florida. From September 1, 1993, until April 7, 1995, Mr. Pierce was the President and a director of a small, privately-held merchant banking firm with six employees, including himself. In his capacity, he was involved in the supervision of five employees and worked with independent consultants in the areas of marketing, public relations, accounting, law and corporate finance. Prior to September 1, 1993, Mr. Pierce was engaged in the private practice of law in Denver, Colorado, where he specialized in mergers, acquisitions, the representation of publicly-held companies, bankruptcy and international transactions. Mr. Pierce graduated from the University of Wyoming in Laramie, Wyoming, in May, 1979, with a Bachelor of Science degree in Accounting with honors. He passed his examination as a Certified Public Accountant in May, 1979. Mr. Pierce received his Juris Doctorate from the University of Colorado in Boulder, Colorado, during May of 1983. He is a member of the Colorado Bar Association, and is a member of the securities and international subsections of this association.

     Roger F.Tompkins has served as a Director of the Company since September 1, 1995. From November, 1985, until January, 1996, Mr. Tompkins was a director and the sole executive officer of Power Capital Corporation, a consulting firm which, through a wholly-owned subsidiary, Concepts Associates, Inc., during Mr. Tompkins' tenure, specialized in mergers, acquisitions, corporate finance and public relations. Power Capital is publicly-held, and acquired in January of this year a business in China which is developing a Sheraton Hotel and adjoining commercial complex in the Beijing metropolitan area. Mr. Tompkins resigned as an officer and a director of Power Capital after this acquisition. Since August, 1980, Mr. Tompkins has been a director and an executive officer of Concepts Associates, which, until January of 1996, was a wholly-owned subsidiary of Power Capital. Mr. Tompkins purchased Concepts Associates from Power Capital in January and is now conducting the previous business of Power Capital through Concepts Associates. From its inception in February, 1988, until May, 1992, Mr. Tompkins served as Chairman of the Board of Directors and Chief Executive Officer of Stone Mountain Industries, Inc., a publicly-held corporation with a class of equity securities registered under Section 12(g) of the Exchange Act which is now known as Star Casinos International, Inc., and is now engaged in the development of gambling casinos in Colorado and off the coast of Florida. During 1961 and 1962, Mr. Tompkins attended Farleigh Dickenson University but did not receive a degree.

     Michael F. Vandenberg was hired as the Director of Marketing for the Company on October 9, 1995. From June, 1994 until October 9, 1995 he held the position of Key Account Manager for the Boston region of Brothers Gourmet Coffee. From March, 1994 to June 1994, he was the Sales Manager in California for Jo Ann Benci Service in Los Angeles. From 1978 until March, 1994, Mr. Vandenberg worked for Nestle Beverage/Sark's Gourmet Coffee as a route salesmen, route supervisor and Operations Manager. In November, 1992 he was promoted to Account Manager. Mr. Vandenberg graduated from the El Camino College in June, 1986, with an emphasis in Business Management.

     No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer, other than Mr. Marsik. All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Executive Compensation

     The following table sets forth information concerning the compensation paid to Mr. Marsik for the years ended December 31, 1993, 1994 and 1995. Mr. Marsik was the sole executive officer during 1993, 1994 and until October 9, 1995, when Mr. Vandenberg was hired.
                     Summary Compensation Table
                                           Long-Term Compensation
                                                        Awards
Name and                          Annual        Securities
Principal       Fiscal Year      Compensation   Underlying Options
                              Salary      Bonus
Robert W.
  Marsik,
  President        1995       $85,000       -0-         -0-
  Chief Executive,
  Financial and    1994        72,000       -0-         -0-
  Accounting
  Officer, Treasurer 1993      48,700       -0-         $10,625

(1) In December 1993, Mr. Marsik was granted a bonus of 2,875 shares of "restricted" Common Stock of the Company, which was valued at $10,625.

No compensation was paid to any member of the Board of Directors in their capacities as such during 1993 or 1994. Effective January 1, 1995, the Company established a deferred compensation plan (the "Plan") for the purpose of attracting new directors and retaining existing directors. The form of the Plan is commonly referred to as a "Rabbi Trust." The Plan has a term of three years which began on January 1, 1995, and is administered by and subject to the discretion and fiduciary obligations of the Plan's trustee, Patrick
J. Tobin, Esq. Under the terms of the Plan, each director serving the Company will receive in arrears approximately 555 shares of common stock per month for his services. Each share earned will be held in trust under the Plan and will not be distributed until the later to occur of December 31, 1997, or the termination of the participant director's employment or affiliation with the Company. Further, any participant receiving shares from the Plan is restricted from transferring the shares so that no more than 10% of the total number of shares vested and distributed under the Plan for the benefit of the individual are available for sale in any three month period. The shares distributed will bear a "restrictive" legend to enforce the foregoing. The Plan shares are subject to the claims of the creditors of the Company until such time as they are distributed to participating directors. For this reason, there is no taxable deduction to the Company for employment expense at the time of grant or vesting and, correspondingly, no taxable income to the participating directors at these times. Only at the time of distribution will a taxable event on any of the shares be recognized. As of the date of this Report, no shares had been awarded under the Plan to any director, and shares which have been earned have not yet been issued and when issued, will be held in trust subject to the claims of the creditors of the Company until the later to occur of December 31, 1997, or the termination of the participant director's employment or affiliation with the Company.

Employment Agreements

     Mr. Marsik has entered into an employment contract with the Company which began on September 1, 1995, and has a five year term ending September 1, 2000. Mr. Marsik receives a base salary of $100,000 per year and $500 per month as a car allowance under this agreement, as well as health insurance under the Company's policy and vacation benefits. Mr. Marsik and the management and operations teams which he selects, including Mr. Vandenberg, will, beginning in 1996, also receive performance bonuses under this agreement as follows: (i) 10% of those gross revenues exceeding $4,500,000 to and including $5,500,000; (ii) 9% from $5,500,001 to
$6,500,000; (iii) 8% from $6,500,001 to $7,500,000; (iv) 7% from
$7,500,001 to $8,500,000; (v) 6% from $8,500,001 to $9,500,000; and
(vi) 5% of those gross revenues exceeding $9,500,000. These bonuses will be payable one-half in cash and one-half in Common Stock valued at the market price at the date of payment. This agreement also prohibits Mr. Marsik from competing with the Company for a period of three years after termination, irrespective of the reason for termination.

     Mr. Vandenberg entered into an employment agreement with the Company on October 2, 1995, beginning October 9, 1995. His annual salary is $67,200, and he is entitled to a $500 per month car allowance, two weeks of vacation during the first two years of employment and three weeks thereafter, and health insurance coverage for him and his family under the Company's current policy. Mr. Vandenberg may also become entitled to an annual commission of up to 35% of his base salary, or $22,800 annually. This commission will have three segments: (i) 37.5% of the commission will be tied to Mr. Vandenberg's establishing new accounts for concessions and causing these accounts to set up test stores, and to generating new accounts for whole bean coffee other than through concessions; (ii) 37.5% will be tied to specific dollar volume sales goals; and (iii) 25% will be tied to retaining new accounts once established. Mr. Vandenberg may also earn bonuses of: (i) options over a five year period to acquire up to 50,000 shares of Common Stock under the ISOP discussed below based upon new business and the retention of that business; and (ii) Common Stock equaling up to 10,000 shares per year, which will be tied to establishing new accounts and setting up test stores for concessions and generating new accounts for whole bean coffee outside of concessions. The Company and Mr. Vandenberg have yet to agree on and establish the foregoing commissions and bonuses, but they will be paid under the terms of the bonus provisions which apply to Mr. Marsik and will reduce the amounts available to other members of the operations teams, including Mr. Marsik. The agreement may be terminated by Mr. Vandenberg and by the Company at any time; provided, however, that the Company must pay Mr. Vandenberg one month severance pay, plus any accrued salary, vacation and commissions to the date of termination in the event that it terminates the agreement.

     The commission and bonuses which will be paid to Messrs. Marsik and Vandenberg, as well as to other individuals who may be hired by the Company as a part of the operations team, will decrease cash flows of the Company by one-half of the total amount of these commissions and bonuses and will reduce operating profits or increase operating losses by the full amount. These payments will be paid one-half in cash and one-half in Common Stock under the ISOP discussed below, irrespective of the cash flows or profits generated or losses averted. The bonuses and commissions were computed by the Company based upon its past operating results.
If the foregoing sales objectives are achieved, which requires an increase by approximately 27.16% over 1994 results, management believes there will be sufficient cash flow and operating profit available to absorb these increases in compensation.

Stock Option Plan

     On September 1, 1995, the Board of Directors and shareholders of the Company adopted an incentive stock option plan ("ISOP") for employees of the Company and its subsidiaries. The ISOP is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing their interest in the success of the Company, thereby encouraging them to remain in its employ. Further, the availability and offering of options under the ISOP supports and increases the ability of the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. Only employees who have contributed to the profitability or administration of the Company and/or its subsidiaries are eligible to participate and are only entitled to receive that number of shares which fairly reflects the value of their services. The ISOP is presently being administered by the Board of Directors. The 500,000 shares available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted. The option price per share will be determined by the Board of Directors at the date of grant, but will at least equal the fair market value of the Common Stock on the date of grant.
Any person owning 10% or more of the voting power of the Company who may receive grants under the ISOP will have an exercise price equaling or exceeding 110% of the fair market value. All options must be granted within ten years of the date of the ISOP, and no option may extend beyond the expiration of five years from the date of grant. As of January 31, 1996, no options had been granted under the ISOP.

Item 10.         Executive Compensation.

     The following table sets forth information concerning the compensation paid to Mr. Marsik for the ended December 31, 1993, 1994 and 1995. Mr. Marsik was the sole executive officer during 1993, 1994 and until October 9, 1995, when Mr.Vandenberg was hired. No executive officer was paid a salary and bonus in excess of $100,000 for the last three fiscal years.

                   Summary Compensation Table
                                           Long-Term Compensation
                                                        Awards
Name and                          Annual        Securities
Principal       Fiscal Year      Compensation   Underlying Options
                              Salary      Bonus
Robert W.
  Marsik,
  President        1995       $85,000       -0-         -0-
  Chief Executive,
  Financial and    1994        72,000       -0-         -0-
  Accounting
  Officer, Treasurer 1993      48,700       -0-         $10,625

(1) In December 1993, Mr. Marsik was granted a bonus of 2,875 shares of "restricted" Common Stock of the Company, which was valued at $10,625.

     No compensation was paid to any member of the Board of Directors in their capacities as such during 1993 or 1994. Effective January 1, 1995, the Company established a deferred compensation plan (the "Plan") for the pmpose of attracting new directors and retaining existing directors. The form of the Plan is commonly referred to as a "Rabbi Trust." The Plan has a term of three years which began on January 1, 1995, and is administered by and subject to the discretion and fiduciary obligations of the Plan's trustee, Patrick J. Tobin, Esq. Under the terms of the Plan, each director serving the Company will receive in arrears approximately 555 shares of common stock per month for his services. Each share earned will be held in trust under the Plan and will not be distributed until the later to occur of December 3 1, 1997, or the temiination of the participant director's employment or affiliation with the Company. Further, any participant receiving shares from the Plan is restricted from transferring the shares so that no more than 10% of the total number of shares vested and distributed under the Plan for the benefit of the individual arc available for sale in any three month period. The shares distributed will bear a "restrictive" legend to enforce the foregoing. The Plan shares are subject to the claim of the creditors of the Company until such time as they are distributed to participating directors. For this reason, there is no taxable deduction to the Company for employment expense at the time of grant or vesting and, correspondingly, no taxable income to the participating directors at these times. Only at the time of distribution will a taxable event on any of the shares be recognized. As of the date of this report, no shares had been awarded under the Plan to any director, and shares which have been earned have not yet been issued and when issued, will be held in trust subject to the claims of the creditors of the Company until the later to occur of December 3 1, 1997, or the termination of the participant director's employment or affiliation with the Company.

     Employment Agreements. Mr. Marsik has entered into an employment contract with the Company whiclrbegan on September 1, 1995, and has a five year term ending September 1, 2000. Mr. Marsik receives a base salary of $100,000 per year and $500 per month as a car allowance under this agreement, as well as health insurance under the Company's policy and vacation benefits. Mr. Marsik and the management and operations teams which he selects, including Mr Vandenberg, will, beginning in 1996, also receive performance bonuses under this agreement as follows: (i) 10% of those gross revenues exceeding $4,500,000 to and including $5,500,000; (ii) 9% from $5,500,001 to $6,500,000, (iii) 8% from
$6,500,001 to $7,500,000, (iv) 7% from $7,500,001 to $8,500,000;
(v) 6% from $8,500,001 to $9,500,000; and (vi) 5% of those gross revenues exceeding $9,500,000. These bonuses will be payable through the delivery of one-half in cash and one-half in Conunon Stock valued at the market price at the date of payment. This agreement also prohibits Mr. Marsik from competing with the Company for a period of three years after termination, iffespectivc of the reason for termination.

     Mr. Vandenberg entered into an employment agreement with the Company on October 2, 1995, beginning October 9, 1995. His annual satiny is $67,200, and he is entitled to a $500 per month car allowance, two weeks of vacation during the fast two years of employment and three weeks thereafter, and health insurance coverage for him and Ns famdy under die Company's cm-rent policy. Mr. Vandenberg may also become entitled to an annual commission of up to 35% of lus base salary, or $22,800 annually. This commission will have three segments: (i) 37.5% of the conunission will be tied to Mr. Vandenberg's establishing new accounts for concessions and causing these accounts to set up test stores, and generating new accounts for whole bean coffee other than through concessions (it) 37 5/,, will be tied to specific dollar volume sales goals; and
(in) 250/0 will be tied to retaining new accounts once established. Mr. Vandenberg may also earn bonuses of. (i) options over a five year period to acquire up to 50,000 shares of Common Stock under the ISOP discussed below based upon new business and the retention of that business, and (it) Common Stock equaling up to I 0,000 shares per year, which will be tied to establishing new accounts and setting up test stores for concessions and generating new accounts for whole bean coffee outside of concessions. The Company and Mr. Vandenberg have yet to agree on and establish the foregoing commissions and bonuses, but they will be paid under the terms of the bonus provisions which apply to Mr. Marsik and will reduce the amounts available to other members of the operations teams, including Mr. Marsik. The agreement may be terminated by Mr. Vandenberg and by the Company at any time provided, however, that the Company must pay Mr. Vandenberg one month severance pay, plus any accrued salary, vacation and conunissions to the date of termination in the event that it tentiinates the agreement.

     The commissions and bonuses which will be paid to Messrs. Marsik and Vandenberg, as well as to other individuals who may be hired by the Company as a part of the operations team, will decrease cash flows of the Company bv one-half of the total amount of these commissions and bonuses and will reduce operating profits or increase operating losses by the full amount. These payments will be paid one-half in cash and one-half in Common Stock under the ISOP discussed below, irrespective of the cash flows or profits generated or losses averted. The bonuses and commissions were computed by the Company based upon its past operating results.
If the foregoing sales objectives are achieved, management believes there will be sufficient cash flow and operating profit available to absorb these increases in compensation.

     Stock Option Plan. On September 1, 1995, the Board of Directors and shareholders of the Company adopted an incentive stock option plan ("ISOP") for employees of the Company and its subsidiaries. The ISOP is intended to advance the best interests ol'Lhe Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive bv increasing their interest in the success of the Company; thereby encouraging them tc) remain in its employ. Further, the availability and offering of options under the ISOP supports and increases the ability of the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the progress, growth and profitability of the Company depends. Only employees who have contributed to the profitability or administration of the Company and/or its subsidiaries are eligible to participate and are only entitled to receive that number of shares which fairly reflects the value of their services. The ISOP is presently being administered by the Board of Directors. The 500,000 shares available for grant under the ISOP have been registered Linder the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions may subsequently be adopted. The option price per share will be determined by the Board of Directors at the date of grant, but will at least equal the fair market value of the Common Stock on the date of grant. Any person owning 10% or more of the voting power of the Company who may receive grants uinder the ISOP will have an exercise price equaling or exceeding I 0% of the fair market value. All options must be granted within ten years of the date of the ISOP, and no option may extend beyond the expiration of five years from the date of grant. As of the date of'this report no options had been granted under the ISOP

Item 11. Security Ownership of Management and Certain Others.

     The following table sets forth certain information regarding the beneficial ownership as of March 12, 1996, of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Conunon Stock, (6) each director and executive officer of the Company, and (in) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power %kith respect to its or his shares.

   Name of              Number of Shares   Percentage of Ownership
Beneficial Owner    Beneficially Owned         Prior to Offering

Robert W Marsik (1)         189,804                 22.45%
Mark S. Pierce              187,679 (2)             22.19%
Roger F Tompkins               -                      -
Michael D. Vandenberg          -                      -
All executive officers and  377,483                 44,64%
     directors as a group (4 persons)

(1) Mr. Marsik purchased 187,679 of these shares from Mr. Pierce's pension fund and his minor son on September 1, 1995. The purchase price will be paid over a three year period ending September 1, 1998, The shares were pledged to secure the purchase price and Mr. Pierce holds the certificates as security. Mr. Marsik was current under his payment obligations in this regards on the date of this report.

(2) These shares are beneficially owned by Mr. Pierce through his pension fund, of which he is the sole beneficiary and trustee.


     The address for Robert W. Marsik and Michael D. Vandenberg is 12528 Kirkhwn Court, Nos. 6 & 7, Poway, California 92064; the address for Mark S. Pierce is 4221 East Pontatoc Canyon Drive, Tucson, Arizona 85718; the address for Roger F. Tompkins is 331 Kenilworth Circle, Stone Mountain, Georgia 30083. The Company is not aware of any arrangement which may at a subsequent date result in a change of control of the Company, other than as set forth above in footnote one, immediately above. No arrangement or understanding presently exists for the election of directors or executive officers, other than the employment agreement of Mr. Marsik.

Item 12.  Certain Transactions.

     The Company, on June 1, 1993, entered into a Financing Agreement of Understanding with Fidiparex, S.A. ("Fidiparex") which is controlled by Mr. Robert Matossian, a former director and currently an insignificant shareholder of the Company. Pursuant to this agreement, a $100,000 principal amount line of credit was extended by Fidiparex to the Company, of which $25,000 was drawn during the years 1993 and 1994. The $25,000 was repaid prior to December 31, 1994, the date on which the line of credit expired. Mr. Matossian, through an affiliated entity, also received $5,000 per month for his services from June 1, 1993, through July, 1995. These fees were paid pursuant to a contract dated June 1, 1993, which was terminated on July 31, 1995.

     The Company, on December 30, 1994, sold to affiliates of Mr. Pierce, then a director, $110,000 principal amount of 11.5% promissory notes. These notes were required to be either redeemed or converted into shares of Common Stock by December 30, 1995, unless earlier converted at the election of the holders at the lower of $2.00 per share or the market therefor at the date of conversion. Market price was defined in the notes as being the average bid price on the day of the conversion. These notes were converted on August 17, 1995, into 589,848 "restricted" shares of Common Stock at a conversion price of $0.20 per share. The conversion price was for an amount less than the par value of the stock and, accordingly, additional consideration had to be contributed for the payment of these shares. The Company's Board of Directors deemed the total consideration to be $0.90 per share, or an aggregate of $530,963. The Company determined that $44,387 of legal fees would be allocated to this amount in addition to the principal and interest converted to Common Stock. In addition, Mr. Pierce had asserted that the original note purchased by him had been purchased in connection with material misrepresentations about the status of the Company. Mr. Pierce agreed to release all claims against the Company in connection with this purchase and the Company's Board of Directors valued such release equal to $119,970. The directors valued the personal guarantees discussed below at $19,306 and the balance, $231,230, the directors determined was a compensation expense.

     October 9, 1995, the Company purchased two trucks for use in its delivery system at an aggregate purchase price of $62,884. The Company paid $9,740 in cash at closing, and the remaining $55,000 was financed through an unaffiliated third-party for a five year period at an annual percentage rate of 11% with monthly payments of $1,175. Because the Company was unable to obtain credit or provide adequate security for the purchases, Mr. Pierce guaranteed the obligations. The Company executed a revolving line demand promissory note in favor of Mr. Pierce which will become operative in the event that Mr. Pierce is called upon to satisfy his guarantee of these obligations. This note bears interest at the rate of 18% per annum and is secured by all assets of the Company, including the trucks.

     The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions, including all loans, between the Company and its officers, directors and principal shareholders or affiliates of any of them, will also be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested parties.