Form 10QSB
period 1996-09-30
AMERICAS COFFEE CUP INC
filed 1996-12-23
CIK 830746

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Issuer has one class of common stock, of which 845,577 shares were outstanding on December 11, 1996.

Transitional Small Business Disclosure Format (check one):  Yes
  No X.
                   PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements.
                          BALANCE SHEET
              (America's Coffee Cup, Inc.-Unaudited)

                             ASSETS
                             September 30, 1996
                                   Unaudited      December 31, 1995

CURRENT ASSETS
 Cash and Cash Equivalents       $110,035           $  32,727
 Accounts Receivable,
     no allowance deemed
        necessary                  63,856             130,455
 Inventories                       88,150             135,776
 Prepaid expense and other         19,192              15,996

     TOTAL CURRENT ASSETS         281,233             314,954

PROPERTY AND EQUIPMENT, net       470,840             338,085

OTHER ASSETS:
 License agreement, net           253,125             218,750
 Slotting fee, net                 47,732              61,581
 Deferred offering costs
    and other assets                3,403              72,060

     TOTAL OTHER ASSETS           304,260             352,391


                               $1,056,333          $1,005,430

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                $542,053            $259,457
 License fee payable              100,000                -
 Accrued expenses                  88,204              62,239
 Current portion of
    long-term debt                575,951             722,717

     TOTAL CURRENT LIABILITIES  1,306,208           1,044,413

LONG-TERM DEBT, less
     current portion              441,249             480,160

STOCKHOLDERS' DEFICIT
 Common stock, $.40 par value

  (10,000,000 shares authorized,
  802,043 shares issued and
  outstanding as of
   December 31, 1995)                338,226        320,816
Additional paid-in-capital         1,009,572        366,373
 Preferred stock, $.10 par value
  (1,000,000 shares authorized,
    none issued and outstanding)         -              -
Accumulated deficit                (2,038,922)    (1,206,332)


TOTAL SHAREHOLDERS' DEFICIT          (691,124)      (519,143)
                                   $1,056,263     $1,005,430

                     STATEMENT OF OPERATIONS
              (America's Coffee Cup, Inc.-Unaudited)



                                  For the nine months ended
                           September 30, 1996   September 30, 1995

SALES                         $1,697,667           $2,191,641

COST OF SALES                    685,169            1,041,934

 Gross Profit                  1,012,498            1,149,707

OPERATING EXPENSES
 General and Administrative    1,691,779            1,441,517
 Depreciation                     43,288               24,504

     TOTAL OPERATING EXPENSES  1,735,067            1,466,021

LOSS FROM OPERATIONS            (722,569)            (316,314)

OTHER INCOME (EXPENSES)
 Interest expense                (28,691)             (67,002)
 Other                           (81,330)              18,604

     TOTAL OTHER INCOME
        (EXPENSES)              (110,021)             (48,398)

LOSS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM         (832,590)            (364,712)

Provision for income tax             800                  800

NET LOSS BEFORE EXTRAORDINARY
   ITEM                         (832,590)             (365,512)

Extraordinary item, net of tax      -                  322,512

NET LOSS                        (832,590)              (43,000)

Net loss per common share
    before extraordinary item       -                    (1.37)

Extraordinary item                  -                     1.21

Net loss per common share           (.98)                 (.16)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              845,567               266,222

                    STATEMENT OF CASH FLOWS
            (America's Coffee Cup, Inc.  Unaudited)



                                          Nine Months Ended
                                      September 30,   September 30,
                                       1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $(832,590)    $(43,000)
 Adjustments to reconcile
   net income
  (loss) to net cash used
   in operating activities:
  Depreciation                            43,288       24,504
  Amortization of license agreement
     included in cost of goods sold        -           67,511
  Extraordinary item -
     extinguishment of debt                -         (322,512)
  Convertible debt exchanged
     fro common stock at less
      than par value                       -          117,966
 Changes in operating assets
    and liabilities:
  Accounts receivable                     66,599       32,042
  Inventory                               47,626      (36,010)
  Prepaid expenses                        (3,196)     (77,507)
  License agreement                      (34,375)        -
  Slotting fee                            13,849         -
  Deposits                                (3,403)      (8,095)
Increase (decrease) in:
 Accounts payable                        282,596      243,667
 Accrued expenses                         25,965        7,945
 License fee payable                     100,000          -

NET CASH USED IN OPERATING ACTIVITIES   (293,641)       6,511

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment    (176,043)     (27,249)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt             (185,677)    (223,727)
 Proceeds from convertible debt            -          105,000
 Proceeds from issuance of
    common stock                          17,410         -
 Proceeds from additional
    paid-in-capital                      643,199         -
 Deferred offering cost                   72,060         -

NET CASH PROVIDED BY (USED IN )
   FINANCING ACTIVITIES                  546,992     (118,727)

NET INCREASE (DECREASE) IN CASH           77,308     (139,465)

CASH, BEGINNING OF PERIOD                32,727       228,864

CASH, END OF PERIOD                    $110,035       $89,399

                 Notes to Financial Statements
            (America's Coffee Cup, Inc. - Unaudited)

A.   Basis of Presentation:

     The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature which were considered necessary for a fair presentation of these financial statements have been included. It is suggested that these statements be read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996, may not necessarily be indicative of the operating results for the entire 1996 year.

B.   Net Loss per Common Share and Common Stock:

     Net loss per common share of Common Stock is computed by dividing net loss by the weighted average number of shares outstanding for the periods presented.

C.   Going Concern:

     The Company has suffered recurring operating losses and, at September 30, 1996, had a net deficiency in assets and working capital. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Several steps have been taken by the Company in an attempt to increase working capital and improve profitability. During 1994, 1995 and 1996, the Company issued convertible debt, and during 1996, conducted an offering of securities, the net proceeds of which were received on August 21, 1996. Additionally, the Company has orally agreed with Ralph's to relocate fixtures in several stores to new locations which present better market demographics, close several locations, continue installing concessions at newly constructed Ralph's stores and began installing concessions at stores which are being converted into Ralph's from Alpha Beta. The Company is also continuing to pursue expansion into other grocery chains and has installed concessions in two new chains.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     The following discussion of financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements and notes thereto appearing elsewhere in this form.

     The Company has had recurring losses from operations since inception and has a net capital deficiency, each of which raise substantial doubts about its ability to continue as a going concern. Accordingly, the auditors' report and opinion on the financial statements as of and for the years ended December 31, 1995, and December 31, 1994, included an explanatory paragraph about these uncertainties.

Nine Months Ended September 30, 1996, as Compared to Nine Months
Ended September 30, 1995

                                         1996         1995

Revenue                              $1,697,667    $2,191,641
Costs of Sales                          685,169     1,041,934
Operating Expenses                    1,735,067     1,466,021

Loss from Operations                  (722,569)      (316,314)
Other Income (Expenses)               (110,021)       (48,398)
Net Loss                              (832,590)       (43,000)

     The Company opened its first service concession in August of 1988, and, as of January 31, 1996, had expanded to 66 locations, all of which were located in Southern California in a single supermarket chain, Ralph's. During February of the current year, the Company agreed with Ralph's to close concessions at eleven locations and relocate ten of the fixtures to stores with higher sales volume in neighborhoods with higher median income. During the third quarter of the current year, the Company agreed with Ralph's to close an additional allocations, none of which will be relocated. The closed locations were operating, at best, at break even. Management believes that the ten new locations have better prospects and will increase revenues on a per location basis with a greater likelihood of profitability because of their favorable locations. Further, these closures had a direct impact on revenues during the period ended September 30, 1996, because of (i) the reduced number of locations generating revenues and (ii)the repurchase by the Company from Ralph's of unsold coffee. These factors contributed significantly to a reduction of revenues in the amount of $493,974 (22.54%) to $1,697,667 for the first nine months of 1996 from $2,191,641 during the first nine months of 1995.

     Costs of sales decreased $356,765 (34.24%) to $685,169 during the first nine months of 1996 from $1,041,934 during the first nine months of 1995, and also decreased as a percentage of revenues to 40.36% from 52.46%. The decrease in the total of these costs was due primarily to the decrease in number of sales concessions and to the further decrease in the price per pound for coffee during the first nine months of 1996 which the Company paid, as compared to the prices paid in the corresponding period of 1995, which price decrease accounted almost entirely for the decrease of these costs as a percentage of revenues between the two periods.

     Operating expenses during the first nine months of 1996 increased $269,046 (18.35%) to $1,735,067 from $1,466,021 due principally to an increase in general and administrative expenses of $250,262 (17.36%) to $1,691,779 from $1,441,517. The increase in general and administrative expenses was primarily the result of the hiring of a new marketing executive, the finalization of the build out of the warehouse and delivery systems by the Company that was necessitated from the change in coffee supplier, the relocations and closures within Ralph's, the installations of fixtures in two new grocery chains, as well as the additional labor and supply expenses incurred in this regards, product development costs for new product lines and the expenses incurred in the sale of securities by the Company. Operating expenses were further increased as a result of an increase in depreciation of $18,784.

     The result of the above was a loss from operations of $722,569.

     Interest expense was substantially reduced during the first nine months of 1996 as a result of the conversion of approximately $205,000 in debt securities during the last six months of 1995 and in February of the period under discussion. Further, several loans were repaid from the proceeds of the public offering.

     The Company generated negative cash flows from operations of $293,641 during the first nine months of 1996 due primarily to the relocations and closures within Ralph's, the build out of the warehouse and delivery system, the opening of locations in two new chains, and the purchase of inventory. This compared to a positive operating cash flow of $6,511 from operations in the first nine months of 1995. Cash was used outside of operations to purchase property and equipment and repay the Brothers' and bridge loan debt. Cash was generated from the public offering and the conversion of outstanding debt, which resulted in an increase in cash of $77,308 during the period, as compared to a decrease of $118,721 in cash during the comparable period of 1995.

Liquidity and Capital Resources

     The Company, from inception through August of 1995, principally relied upon two sources for its working capital: (i) cash flow generated from operations and (ii) the extension of credit by Brothers' in the forms of (a) trade account repayment terms, (b) the advancement of fixture and delivery costs and (c) the advancement of slotting fees to Ralph's on behalf of the Company. The Company, since August, 1995, has (i) replaced Brothers' with other suppliers, (ii) reorganized its business within Ralph's, (iii) expanded its product lines to include and focus on organic coffees, (iv) expanded its sales locations outside of Ralph's and (v) completed a secondary offering of its securities. The principal immediate results of these efforts have been a substantial decrease in gross revenues of the Company and the price per pound paid for coffee. Management believes that the long-term results of these efforts will allow the Company to be operationally profitable at each of its locations and to expand the number of its sales outlets into operationally profitable locations.

     On August 21, 1996, the Company completed an offering of 54,000 units of its securities consisting of one share of Series A Preferred Stock and fifty Redeemable Series A Warrants. The offering raised gross proceeds of $1,134,000 for the Company. Expenses of approximately $264,241 were incurred in the conduct of the offering, including sales commissions of $113,400, a non-accountable expense allowance of $34,000, legal fees of $79,662 and other expenses, which left net proceeds to the Company of $869,759 which were applied as follows: (i) $371,031 to the repayment of bridge loans, (ii) $189,307 to the repayment of accounts payable, and (iii) $100,000 to Brothers', as discussed further below.

     The Company and Brothers' settled their litigation, as previously reported and discussed further under Item 2, below, on January 25, 1996, by agreeing to the joint stipulation for the settlement of all obligations between Brothers' and the Company in exchange for the Company agreeing to pay Brothers' the sum of $1,025,280. The stipulated judgment requires the stipulated amount to be repaid in 40 equal monthly installments of $30,246 which were to have begun on April 1, 1996, and were to have ended on July 1, 1999. Pursuant to an agreement reached subsequent to the settlement agreement, these payment obligations were extended after the Company agreed to and did pay Brothers' $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on the first day of April, May, June, July, August, September and October, 1996. On the conclusion of the public offering, on or about August 21, 1996, the Company paid Brothers' an additional sum of $100,000. The Company has not made any further payments to Brothers' since October 1, 1996, and Brothers' has notified the Company that it is in default of the stipulated judgement and must pay the total amount now due thereunder, an amount claimed to be 662,504. The Company and Brothers' are now engaged in further discussion concerning the repayment of this obligation. If not successful, Brothers' could apply for the entry of an unsecured judgment against the Company and execute the judgment against the assets of the Company, which would allow Brothers' to sell these assets, subject to pre-existing liens, to satisfy the judgment amount. Any such sale would satisfy only a partial amount of the judgment, and would leave the Company without any business to pursue and substantial obligations to repay, which it could not. This action on the part of Brothers' would force the Company to seek relief from its creditors under federal bankruptcy laws. The Company has engaged an attorney to assist it in the preparation of a filing for this purpose.


     Beginning in January, 1996, the Company sold, directly and through an unaffiliated intermediary, promissory notes to two unaffiliated third parties. These notes were repaid from the proceeds of the public offering, which amount approximated $371,031 on the date of repayment. In conjunction with the sale of these notes, the Company issued to the note holders warrants which allow the holders to acquire during a period of five years from August 10, 1996, up to 1,810,000 shares of Common Stock at a current price of approximately $.39 per share. The shares of Common Stock were registered in the public offering. The agreements which led to the issuance of the Bridge Loan Warrants have customary anti-dilution protections against such matters as reverse stock split, reclassifications and reorganizations. Additionally, the note holders received warrants which entitled them on exercise to receive up to 2,585,650 shares of Common Stock at a price of $1.00 per share.

     The Company raised approximately $123,750 in working capital during the final month of 1994 from a group of European investors who purchased two year, unsecured, 9% interest bearing notes which are presently convertible into shares of Common Stock at a price per share of $9.00. In February of 1996, two of these investors converted $78,750 and $8,296.77 in principal and interest, respectively, for a total of $87,047, into 43,524 shares of Common Stock at a price of $2.00 per share. There is approximately $54,000 which will become due under these notes on December 30, 1996. The Company is currently unable to repay these amounts.

                    PART II-OTHER INFORMATION

Item 1.  Legal Information.

     Brothers' initiated suit against the Company in December, 1995, in the Circuit Court for the 15th Judicial District in and for Palm Beach County, Florida. The suit claimed that the Company had failed to make payments under a promissory note for accrued payables due Brothers' after the execution and delivery of a "Supply Termination Agreement." The Company was prepared to defend the suit vigorously, as the first and only payment then due had been made. The Company and Brothers' settled the matter on January 25, 1996, without the necessity of the Company even filing an answer, by agreeing to the joint stipulation for the settlement of all obligations between Brothers' and the Company, including the obligations under the Supply Termination Agreement and the note discussed immediately above. The agreed to stipulated amount was$1,025,280. Under the original terms of this settlement, the amount which the Company was required to pay Brothers' by April 1, 1996, was $717,696, which would have resulted in a release to the Company of an additional $307,584 in debt and which would have had an equal impact on shareholders' equity. As originally agreed, if this payment was not made by April 1, 1996, the total amount due Brothers' would increase to $1,025,280, to be repaid, along with interest at the rate of 10% per annum, in 40 equal monthly installments of $30,246 beginning on April 1, 1996, and ending on July 1, 1999. The lump sum payment option was extended until the close of the public offering, but the Company did not exercise this option. The obligation is unsecured.

     The Company paid Brothers' $15,000 on January 25, February 17, and March 13, 1996, and $30,246 on the first day of April, May, June, July, August, September and October of 1996, all of which amounts were credited against the amount due Brothers'. An additional $100,000 was paid to Brothers' on the conclusion of the public offering, as discussed above. The Company did not make either of the required November or December payments, and has been notified by Brothers' that it is in default of the stipulation and that all amounts due under the stipulation are now due. The Company and Brothers' are now engaged in further discussion concerning the amount claimed to be due. If the Company does not reach an agreement with Brothers' to satisfy this obligation, a judgment may be entered against it in the amount of the liability now owing, as well as the expenses of entering the judgment and collecting on the judgment. Brothers' would then be entitled to exercise its rights as a judgment creditor and attach and sell all of the assets of the Company, subject to the rights of existing lien holders. Any such sale would satisfy only a partial amount of the judgment, and would leave the Company without any business to pursue and substantial obligations to repay, which it could not. This action on the part of Brothers' would force the Company to seek relief from its creditors under federal bankruptcy laws.

     In December of 1995, counsel for Robert Matossian and Fidiparex, S.A., demanded the recision of and subsequent conversion into Common Stock of notes which the Company had entered into with certain affiliates of one of its directors, Mr. Pierce, on December 30, 1994, alleging, among other claims, breach of fiduciary duty to the Company by Messrs. Marsik and Pierce. The notes were converted into Common Stock on August 17, 1995. Mr. Matossian was a consultant to the Company from June 1, 1993, until July 31, 1995,
when his consulting agreement was terminated by the Company.   Mr.
Matossian was also a director of the Company with Messrs. Pierce and Marsik during the time that the notes were entered into and the conversion of the notes effected. Mr. Matossian initiated suit, purportedly on behalf of the Company, in the Superior Court in San Diego County, California, sometime in the third quarter of 1996, using a group of attorneys different from the first and using plaintiffs different than originally and allegedly represented by the first group attorneys. (The reason for the change of attorneys and plaintiffs has not been explained.) The Company and Messrs. Marsik and Pierce are prepared to vigorously defend their actions, and have corresponded such to Mr. Matossian and Fidiparex, S.A. An answer and counterclaim will be filed during December, 1996. Management believes that the Company stands to collect substantial sums against the various plaintiffs under its counter-claims for breach of contract by the plaintiffs of various obligations which they had to the Company.

The Company, during the third quarter of 1996, was sued by an unaffiliated third party in a Florida state court claiming amounts due to it from the settlement of the Brothers' litigation. The amount claimed approximates $48,000. The suit claims that the Company has breached its contract in failing to pay a percentage of the amount by which it was said to benefit through the settlement of the Brothers' litigation. The Company has filed an answer and is vigorously defending the lawsuit.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults upon Senior Securities.

     None.

Item 4.   Submission of matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     The Company, on December 10, 1996, entered into a letter of intent to acquire Beverage International Group, Ltd., a Colorado corporation, located in the Denver metropolitan area ("Big"). If the acquisition contemplated by the letter of intent is consummated, the shareholders of Big would receive 75% of the aggregate outstanding shares of the Company's Common Stock outstanding after the merger and shareholders of the Company would receive 25% of such shares. This percentage allocation would not include those shares of Common Stock which may be acquired by those persons, if any, exercising warrants issued by the Company in its recent public offering. The closing of the acquisition is presently scheduled for February 15, 1997. The acquisition is subject to due diligence by the parties of the respective corporations. Further, the Company is required to loan $165,000 to Big on or before December 13, 1996, $165,000 on or before December 20, 1996 and $170,000 on or before December 27, 1996. These amounts will be evidenced by a promissory note in the original principal amount of $500,000 bearing simple interest of 9% per annum, with all principal and interest due and payable twelve months after the date of the note. The Company is further required to have no less than $3,800,000 in cash pursuant to the exercise of those warrants discussed above on or before February 15, 1997, and is required to solicit shareholder approval and change its name to Beverage International Group, Ltd. On the date of the acquisition, the board of the Company will be expanded to seven members, which will include the five current members of the board of Big, Mr. Marsik and an additional member. The executive officers will be the current executive officers of Big and Mr. Marsik, who will be Senior Vice President. Pending the acquisition, the Company and Big are required to enter into agreements with their lenders, vendors and other parties to which they are indebted to reduce, eliminate or reschedule their debts and liabilities in a manner to be acceptable to all parties.

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


Date:      December 16, 1996








                        * * * * * * * * *