Form 10KSB
period 1996-12-31
MIDLAND INC
filed 1997-05-09
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  December 31, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33-20492-D

                          Midland, Inc.
      (Exact name of registrant as specified in its charter)


                Colorado                    84-1078201
   (State or other jurisdiction of       (I.R.S. employer
    incorporation or organization)     identification number)

12528 Kirkham Court, Nos. 6 & 7, Poway, California     92064
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number: (619) 679-3290

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On May 5, 1997, there were outstanding: (i) 1,957,217 shares of common stock, (ii) 163,000 shares of Series A Preferred Stock convertible into 5,705,000 shares of common stock and (iii) 149,259 shares of Series B Preferred Stock convertible into 22,388,850 shares of common stock. The foregoing are registrant's sole classes of voting stock. The preferred stock is considered to be a common stock equivalent for purposes of this calculation. There were, therefore, 26,978,843 common share equivalents held by affiliates, leaving 3,072,224 common share equivalents held by non affiliates. The bid and asked prices per share of common stock on that date were $.46 and $.53, respectively, which was an average of $.495. The aggregate market value, therefore, of the voting stock equivalents held by non-affiliates on May 5, 1997, was $1,520,750.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 5, 1997, there were 1,957,217 shares outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:
None.


Item 1.  Description of Business

Business until February 18, 1997

The Company, during 1996, was engaged in the sale of gourmet coffee, related products and accessories through service concessions located in a chain of grocery stores in Southern California. The Company owned and operated service concessions, almost all of which were located in one supermarket chain in Southern California, Ralph's.

Beginning in late October, 1996, the Company began to experience difficulties in its relationship with Ralphs, the result of which was that Ralphs refused to pay the Company for the coffee which the Company was selling to Ralphs, which, in turn, caused the Company to default on its obligations to Daymar and also to Restaurant Blend, which, in turn, resulted in the Company being unable to deliver coffee to Ralphs and its other sales outlets, which, in turn, resulted in Ralphs and the Company's other sales outlets notifying the Company of their intention to terminate their respective relationships. The Company negotiated a settlement with Ralphs in February, 1997, whereby their contract was mutually terminated. Ralphs kept the slotting fees paid by the Company and the Company was relieved of all liabilities claimed by Ralphs. Subsequently, the Company settled all liabilities with Brothers, Daymar, Restaurant Blend and most, if not all, of its others creditors.

Secondary Offering:

The Company, on August 14, 1996, completed a secondary offering to the public of 54,000 units (Units) , each Unit consisting of one share of Series A Preferred stock (Series A Preferred Stock) and fifty Redeemable Common Stock Purchase Warrants (Series A Warrants). The Series A Preferred Stock and the Series A Warrants are now being traded separately.

The Series A Preferred stock will automatically convert into thirty-five shares of Common Stock on October 1, 1998. If the Company fails to have $300,000 of pre-tax earnings for the twelve months ended June 30, 1997, exclusive of extraordinary and non-recurring items and, upon such failure, the Common Stock does not trade for at least $2.50 for ten days between June 30, 1997, and August 15, 1997, then the Company will declare a dividend on each share of Series A Preferred Stock of one-tenth share of Series A Preferred Stock and five Series A Warrants. The Company will declare a similar dividend on the Series A Preferred Stock unless the Common Stock trades above $2.50 per share for 20 consecutive days after August 14, 1997, but before August 15, 1998, and the Company fails to have pre-tax earnings of $450,000, exclusive of extraordinary and non-recurring items. Each Series A Warrant entitles the holder thereof to purchase one share of Common Stock (Warrant Share) at an exercise price of $1.00 per Warrant Share until August 14, 2001, unless earlier redeemed. The Warrants are subject to redemption by the Company at a price of $0.05 per Warrant at any time after August 15, 1997, on thirty days prior written notice, provided that the closing sales price per share for the Common Stock has equalled or exceeded $2.50 for ten consecutive trading days. Each share of Series A Preferred Stock is entitled to thirty-five votes on each matter submitted to a vote to the Common Stock as if the two classes constituted one class; however, the approval of the holders of two-thirds of the outstanding Series A Preferred Stock is required to: (i) amendment or repeal or revise the Company's Certificate of Incorporation if such action would alter the preferences, rights, privileges, or powers of, or the restrictions provided for the benefit of, the Series A Preferred Stock; (ii) authorize, create or issue any security having any preference or priority superior to any preference or priority of the Series A Preferred Stock or securities convertible into a security having such preferences;
(iii) reclassify any Common Stock into shares having any preferences or priority as to dividends or assets superior to that of the Series A Preferred Stock; or (iv) make any provision in the Company's Bylaws fixing special qualifications of those who may be holders of Series A Preferred Stock or any restriction upon the right to transfer or hypothecate such shares. In the event the Company is liquidated, dissolved or wound up, the Company is required to pay out of the Company's assets $21.00 per share of Series A Preferred Stock before any payment may be made to holders of the Common Stock. If the assets of the Company are insufficient to pay this amount, the assets will be distributed ratably among the holders of the Series A Preferred Stock. The Series A Preferred Stock also contains provisions that protect the holders against dilution by adjustment of the conversion price in certain events such as stock dividends paid on Common Stock and distributions, stock splits, recapitalizations, mergers or consolidations and certain issuances below the fair market value of the Common Stock.

Each A Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share. The Warrants are currently exercisable until August 14, 2001, unless earlier redeemed. The Series A Warrants are redeemable by the Company at $.05 eac on 30 days' notice at any time after February 14, 1997, if the closing bid price per share of Common Stock for ten consecutive trading days' prior to the date notice of redemption is given equals or exceeds $2.50 per share. In the event the Company gives notice of its intention to redeem, a holder would be forced either to exercise his or her Series A Warrant within 30 days after the date of notice or accept the redemption price. The exercise price of the Series A Warrants may be reduced at any time from time to time in the discretion of the Board of Directors when it appears to be in the best interests of the Company to do so. Any such reduction would impair the value to holders exercising their Warrants prior to the effective date of the reduction. The Series A Warrants contain provisions that protect the holders against dilution by adjustment of the exercise price in certain events, such as stock dividends and distributions, stock splits, recapitalization, mergers or consolidations and certain issuance's below the fair market value of the Common Stock. The Company is not required to issue fractional shares upon the exercise of a Series A Warrant. The holder of a Series A Warrant will not possess any rights as a stockholder of the Company until such holder exercises the Series A Warrant.
The Company paid the underwriter of the offering a commission of 10% of the gross proceeds, 3% as a non-accountable expense allowance and $24,000 in advance for a two year consulting
contract which is now in default by the underwriter.   A referral
fee of $15,000 was paid at closing to William Walker, an unaffiliated third party, for his services in introducing the Company to the underwriter and assisting in arranging the underwriting. The Company also delivered in exchange for nominal consideration warrants to the underwriter in connection with the offering allowing it to acquire Units at 120% of the public offering price for a four-year period which began on August 14, 1996.

Mega-Hell and Mill Agro Acquisitions:

On February 18, 1997 (the Closing Date), the Company executed, delivered and closed under a Plan and Agreement of Purchase (the Purchase Agreement) with the shareholders (the Shareholders) of MILL-AGRO (HELLAS) SA, a Panamanian company, and MEGAHEL NAUTICAL SA, a Greek company (both of which business entities are collectively referred to herein as the Subsidiaries), whereby the Company acquired from the Shareholders all of the outstanding proprietary interest of these entities, thereby making them wholly-owned subsidiaries of the Company. The Subsidiaries have now changed, or will forthwith change, their names to Midland Steamship SA and Midland Agricultural SA. In turn, the Company changed its name from America's Coffee Cup, Inc., to Midland, Inc.

The Company issued and caused to be delivered to the Shareholders, immediately subsequent to the Closing Date, 74,604 shares of its previously authorized Series A Preferred Stock and 149,259 shares of a Series B Preferred Stock (Series B Preferred
Stock), which was created immediately after the closing.

The Series B Preferred Stock consists of 149,259 shares, with each share (i) to be automatically converted into 150 shares of Common Stock on October 1, 1998, or sooner at the election of the holder, (ii) being entitled to 150 votes on each matter submitted to the shareholders of Registrant, with certain super-majority provisions being applicable in certain instances, (iii) not being entitled to a liquidation preference, (iv) not being redeemable and (v) not being entitled to dividends. This series has certain non-dilution provisions applicable to it in the event of stock dividends, stock splits and other extraordinary corporate events. As a result of the purchase of the Subsidiaries, there are now 149,259 shares of Series B Preferred Stock outstanding.

Immediately following the execution, delivery and consummation of the Purchase Agreement, the Board of Directors was expanded to six in number and, joining Messrs. Robert W. Marsik and Mark S. Pierce to fill the empty seats on the board were, Messrs. Chris Traios, Charles Stidham, E. Robert Barbee and Arthur Malcolm.
All directors have been appointed to serve until the next annual meeting of shareholders and until their successor are duly elected and qualified, or until they earlier resign or are dismissed. No director has any contractual rights to his position.

The newly constituted Board of Directors then appointed (i) Mr. Traios as Chairman of the Board of Directors and as Chief Executive Officer and President, (ii) Mr. Marsik as Executive Vice-President, Chief Financial Officer and Treasurer, (iii) Mr. Stidham as Executive Vice-President (Managing Director) of North American Shipping and Trading Operations, (iv) Mr. E. Robert Barbee as Vice-President and (v) Mr. Pierce as Secretary.

The Company, immediately following closing, changed its name to Midland, Inc. The Subsidiaries have now changed, or will forthwith change, their names to Midland Steamship SA and Midland Agricultural SA. The Company has also formed, or will forthwith form, two additional subsidiaries, Midland Liners SA and Midland Shipping SA, in order to provide for the anticipated expansion of the business of the Company into the container and shipping business.

The Shareholders on the Closing Date delivered a Balance Sheet of the Subsidiaries as of December 31, 1996, which had been reported on by Republic Of Greece, Ministry of Commerce on February 14, 1997. The Shareholders undertook to deliver audited financial statements in accordance with applicable securities laws within 75 days of the Closing Date. They accomplished this on April 16, 1997. The audited statements delivered conformed with the audit of the Ministry Of Commerce and the Board of Directors in place prior to the Closing Date approved the acquisition in full.

The assets of the Subsidiaries, as of December 31, 1996, and as reported on by the Republic of Greece, Ministry of Commerce on February 14, 1997, aggregated $3,675,163 in amount and consisted of office, furniture and various equipment, accounts receivable, freight advances, bank balances, and fixed assets consisting of two hydrofoils, one hopper-barge, one motor-tanker and one motor bulk carrier, all of which are used in the shipping business of the Subsidiaries. The liabilities of the Subsidiaries, as of December 31, 1996, and as reported on by the Republic of Greece, Ministry of Commerce on February 14, 1997, aggregated $1,545,435 in amount and consisted primarily of accounts payable. The result of the foregoing was an equity amount of $2,129,728.

The audited financial statements for the Subsidiaries showed the following as of and for the year ended December 31, 1996, on a consolidated basis:

Revenues:                        $26,578,829
Cost of Sales:                    22,766,401
Operating Expenses:                1,759,327
Other Expenses:                      476,001
Net Income:                        2,283,533

Business of the Company following the acquisition of the
Subsidiaries:

Mill-Agro is a Panamanian corporation located in Piraeus Greece which, subsequent to its acquisition by the Company was renamed Midland Agriculture S.A. This subsidiary trades in agricultural commodities. The primary countries of origin for these commodities are Russia and the United States. Mill-Agro sells to wholesalers in Greece, Spain, Italy, Israel, Egypt and the United States. Mill-Agro was formed in November, 1995.

Megahel Nautical is a Greek corporation which was renamed Midland Steamshipping Co. after the acquisition by the Company. This subsidiary owns and operates high speed and normal ferries between Piraeus and various Greek Islands in the Mediterranean Sea. Megahel owns four hydrofoils, each of which has a capacity of 108 passengers and make short runs during the tourist season. This subsidiary also owns one conventional passenger ferry with a capacity of 800 people and 92 automobiles. This vessel makes regularly scheduled runs to various ports in the Greek islands year around. Megahel was formed in November, 1995.

Midland Liners M. Co. is a new subsidiary which was formed to provide for the shipment of containers in the Black and Mediterranean seas. This corporation is operating from port facilities in Thesseloniki. The first customer for these services is Johnson & Johnson (Hellas), with weekly runs to Taganrog, Rusia. Midland Liners has also received shipment requests from Daewoo and other manufacturers and suppliers in Russia. The shipment into Taganrog is currently the only scheduled shipment of containers into this southern Russian port. Service to other Mediterranean ports will be added as the corporation expands its fleet. This subsidiary started its operations with one leased container ship, and added a asecond and third vessel in March and April of 1997.

Midland Navigation Co. is also a new subsidiary which was formed to provide bulk transport services. This subsidiary owns and operates two 5,00 metric ton dry bulk transport ships. The corporation transports dry bulk cargo for the trading operations of the Subisidiares.
The Subsidiaries have offices in Houston, Texas, San Diego, California, Piraeus and Thessaloniki, Greece, and Mosow and Taganrog, Russia. The Subsidiaries also operate port facilities in Piraeus, Thesseloniki and Taganrog. The Subsidiaries have more than 100 permanent and temporary employees in three countries. Future plans call for a joint venture on a sunflower seed plant to process cooking oil for resale to former Eastern Block countries.

Facilities:

The executive offices of the Company presently occupy approximately 2,880 square feet at 12528 Kirkham Court, Nos. 6 & 7, Poway, California 92064. The lease began on September 15, 1995, for a three year term. The telephone number at this address is (619) 679-3290. The Company, as a result of the acquisition discussed above, will be moving its principal executive offices to Houston, Texas, in the near term. Management is presently negotiating the release of the Company from the lease of the office and warehouse space in San Diego.


Item 2.  Description of Properties.

The Company and the Subsidiaries own no real property.


Item 3.  Litigation.

There is no pending litigation to which the Company is presently a party which has not been satisfied prior to the date of this filing, and which is required to be disclosed under this item, other than the following:

Matossian and Fidiparex S.A.: In December of 1995 counsel for Robert Matossian and Fidiparex S.A. demanded rescission of and subsequent conversion into Common Stock of notes which the Company had entered into with certain affiliates of a former director of the Company, Mr. Mark S. Pierce, on December 30, 1994, alleging, among other claims, breach of fiduciary duty to the Company by Messrs. Robert W. Marsik and Pierce. The notes were converted into Common Stock on August 17, 1995. Mr. Matossian was a consultant to the Company from June 1, 1993, until July 31, 1995, when his consulting agreement was terminated by the Company. Mr. Matossian was also a director of the Company with Messrs. Pierce and Marsik during the time that the notes were entered into and the conversion of the notes effected. Matossian, through various nominees on his behlaf, filed suit purportedly on behalf of the Company against Messrs. Pierce and Marsik essentially reiterating the foregoing points. The suit was filed in the San Diego, California, Superior Court (Case No. 704105). Messrs. Pierce and Marsik and the Company filed counter-claims against Mr. Matossian and his nominees alleging breach of contract and fiduciary duty to the Company, securities fraud and other related claims. The Company is of the opinion that Matossian has no claims, and has been advised by independent counsel that the claims of Matossian are frivolous and groundless and initiated solely for the purpose of attempting to interpose corporate black mail to gain a pecuniary settlement. Matossian had previously offered to settle his so-called claims for 260,000 shares of Common Stock and $162,500 in cash.

Office Park Litigation: In March, 1997, the Company was sued by the owner of the office park facility in which its Los Angeles operations were located. The suit claims that the Company has breached the lease, and seeks damages for rent from the date of the claimed breach, December, 1996, through the end of the lease in September, 1998. The maximum exposure from the suit approximates $30,000, and is currently being negotiated for settlement as a part of the debt restructuring initiated by the Company in the final quarter of 1996.


Item 4.  Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                             Part II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

Market: The Common Stock is currently traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol MIDL. The following table sets forth the range of high and low bid prices per share of Common Stock, as reported by the NASD for the periods indicated.

Year Ended December 31, 1993:   High Bid(1)     Low Bid (1)
     1st Quarter                   $0.50           $0.40
     2nd Quarter                    7.50            4.00
     3rd Quarter                   13.75            5.00
     4th Quarter                   16.00           16.00

Year Ended December 31, 1994:
     1st Quarter                  $16.00          $16.00
     2nd Quarter                   16.00            4.00
     3rd Quarter                   13.00            4.00
     4th Quarter                    8.00            1.00

Year Ended December 31, 1995:
     1st Quarter                   $8.00           $4.00
     2nd Quarter                    4.00            4.00
     3rd Quarter                    1.25            0.20
     4th Quarter                    1.00            0.28

Year Ended December 31, 1996:
     1st Quarter                  $ 1.00          $ 0.875
     2nd Quarter                    2.375           1.00
     3rd Quarter                    1.50            0.50
     4th Quarter                    1.0625          0.125

Year Ended December 31, 1997:
     1st Quarter                   $1.25           $0.25
     2nd Quarter                     .5625          0.3125

(1)  During 1993 and 1995, the Company effectuated a one for ten
(1:10) and a one for four (1:4) reverse stock-split, respectively. These prices have been revised to reflect these splits.

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On May 5, 1997, there were two broker-dealers publishing quotes for the Common Stock. The high bid and low asked prices on that date were $.46 and $.53, respectively. As of May 5, 1997, there were 1,957,217 shares of Common Stock issued and outstanding which were held by 313 persons of record.

Dividends: Since inception the Company has not paid any cash dividends on its stock. Any declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital expenditure requirements, and general business conditions. There are no restrictions currently in effect which preclude the Company from granting dividends. It is the current intention of the Company, however, to retain any earnings in the foreseeable future to finance the growth and development of its business.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this Report.

The Company had recurring losses from its coffee operations from inception and had a net capital deficiency at December 31, 1995, each of which raised substantial doubts about its ability to continue as a going concern at year end. Accordingly, the auditors' report and opinion on the financial statements for the fiscal years ended December 31, 1995, and December 31, 1994, included in this Report includes an explanatory paragraph about these uncertainties; however, as a result of the acquisition of the Subsidiaries, the auditor's report for December 31, 1996, no longer contains an expression of this concern.

The following discussion is of the business of the Company only since the Subsidiaries were not acquired until after the end of the year. As a result, the discussion required by applicable regulation is no longer particularly relevant to an understanding of the current business of the Company and, accordingly, has been truncated.

Results of Operations

Year Ended December 31, 1996, as Compared to Year  Ended December
31, 1995:

                            1995                 1996

Revenues                 $3,095,955          $2,087,694

Cost of Sales             2,823,160           2,278,618

Operating Expenses        1,010,573             913,807

Income (Loss) from
   Operations              (737,778)         (1,104,731)

Other Income (Expenses)    (127,057)           (366,976)

Extraordinary Item          248,697             707,234

Net Income (Loss)          (616,938)           (765,273)

Revenues for the year ended December 31, 1996, decreased by $1,008,261 (33%) to $2,087,694 from $3,095,955 during 1995, while the cost of these sales decreased $544,542 (19%) to $2,278,618 from $2,823,160. The loss in revenues and decrease in costs were primarily the result of the Company ceasing its coffee business during the final quarter of 1996.

Operating expenses during 1996 decreased $96,766 (10%) to $913,807 from 1,010,573 during 1995 principally due to the cessation of the coffee business during Q4. Other expenses increased substantially for this reason as well due to the loss on disposition of equipment used in the coffee business.

The loss from operations, as a result of the above, increased $239,896 (33%) to $1,104,731 in 1996 from $737,778 in 1995, and the loss before extraordinary items increased $606,872 (70%) to $1,471,707 in 1996 from $864,835 in 1995. In 1996, the Company settled several obligations for less than their accrued value, which resulted in an extraordinary gain of $707,234, and in 1995 settled the Brothers' litigation for less than its accrued amount, which resulted in an extraordinary gain of $248,697. Thus, the net loss increased $148,335 (24%) to $765,273 in 1996 from $616,938 in 1995.

The Company's cash flows were negatively affected by the operating losses discussed above, which resulted in a use of cash in the amount of $372,122 in operations during 1996, as compared to a use of cash of $114,668 in operations during 1995, an increased use of $257,454 (225%). The amounts of $76,553 and $81,148, respectively, were expended by the Company in 1996 and 1995 in investing activities, principally from expenditures incurred in the disposal of property and equipment.

The sum of $415,948 in cash was generated by the Company in 1996 from financing activities as follows: (i) $78,750 from the conversion of debt to Common Stock and (ii) $534,253 from the proceeds of the secondary public offering of the Units concluded on August 14, 1996, less (iii) $197,055 from the repayment by the Company of long-term debt. In 1995, the sum of $321 was used in financing activities by the Company.

The result of the above was that the Company had no cash at the 1996 year end, as compared to 32,727 at the end of 1995.

Year Ended December 31, 1995, as Compared to Year  Ended December
31, 1994:

                            1994                 1995

Revenues                 $3,278,938          $3,095,955

Cost of Sales             2,697,708           2,823,160

Operating Expenses          517,248           1,010,573

Income (Loss) from
   Operations                63,982            (737,778)

Other Income (Expenses)     (60,221)           (127,057)

Extraordinary Item                -             248,697
Net Income (Loss)             2,961            (616,938)

Revenues for the year ended December 31, 1995, decreased by $182,983 (5.58%) to $3,095,955 from $3,278,938 during 1994, while the cost of these sales increased by $125,452 (4.65%) to $2,823,160 from $2,697,708. The loss in revenues and increase in costs were the results of price increases for raw coffee. These price increases were the direct result of significantly rising prices in the green bean market which took place in the last month of 1994 and the first six months of 1995.

Cost of sales, as a percentage of sales, increased to 91.18% in 1995 from 82.27% in 1994. This increase was due entirely to the coffee price increases discussed in the preceding paragraph, which also affected the sales of the Company. These price increases were mitigated somewhat by increased operating efficiencies implemented by management.

Operating expenses during 1995 increased $493,325 (169.25%) to $1,010,573 from $517,248 during 1994 principally due to a $475,764 (96.60%) increase to $968,285 from $492,521 of general and administrative expenses, which were the result of expenses incurred in the sale of debt securities by the Company which were expensed in 1995 as well as expenses incurred in connection with the conversion of debt by affiliates of Mr. Pierce, then an officer of the Company, and others.

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

Liquidity and Capital Resources:

The Company, from inception and until August 14, 1996, principally relied upon two sources for its working capital for operations and expansion, cash flow generated from operations and the extension of credit by Brothers in the forms of trade account repayment terms, the advancement of fixture and delivery costs and the advancement of slotting fees to Ralph's on behalf of the Company. The Company, on August 14, 1996, received the proceeds of its secondary public offering of Units. During the fourth quarter of 1996, the Company also received the release of liabilities aggregating $707,234 as it negotiated with its creditors following the cessation of its coffee business. Prior to this, the expenses of the Company in conducting the offering and meeting those obligations incurred outside of operations and expansion were satisfied from the proceeds which resulted from a series of bridge loans.

Management expects, due to the acquisition of the Subsidiaries, that current operations will be sufficient to provide operating capital for operations.


Item 7.  Financial Statements.


                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AMERICA'S COFFEE CUP, INC.:

We have audited the accompanying balance sheets of America's Coffee Cup, Inc. (a Colorado corporation) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America's Coffee Cup, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Harlan & Boettger

San Diego, California
March 28, 1997




                    AMERICA'S COFFEE CUP, INC.

                         BALANCE SHEETS



                                   December 31,
                               1996            1995

ASSETS

CURRENT ASSETS
  Cash                    $        -    $    32,727
  Accounts receivable,
    net of allowance for
    doubtful accounts
    of $87,635 and $0         58,424        130,455
  Inventories (Note B)         5,000        135,776
  Prepaid expense and other   27,487         15,996

TOTAL CURRENT ASSETS          90,911        314,954

PROPERTY AND EQUIPMENT,
  net (Note C)                25,795        338,085

OTHER ASSETS
  License agreement, net     131,250        218,750
  Slotting fee, net           41,448         61,581
  Deferred offering costs          -         72,060

                             172,698        352,391

                           $ 289,404     $1,005,430

LIABILITIES AND
SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable         $ 512,500    $   259,457
  Bank overdraft              74,134              -
  Accrued expenses           239,194         62,239
  Current portion of long-
    term debt (Note D)       109,614        722,717

TOTAL CURRENT LIABILITIES    935,442      1,044,413

LONG-TERM DEBT, less current
   portion (Note D)           25,375        480,160


SHAREHOLDERS' DEFICIT
Preferred stock, $0.40 par
  value (1,000,000 shares
  authorized, 54,000 and
  -0- issued and outstanding
   December 31, 1996 and
   1995, respectively)
   (Note G)                   21,600              -
Common stock, $0.40 par
  value (10,000,000 shares
  authorized, 845,567 and
  802,043 shares issued and
  outstanding as of December
  31, 1996 and 1995,
  respectively) (Note G)     338,226        320,816
Additional paid-in-capital   940,366        366,373
Accumulated deficit       (1,971,605)    (1,206,332)

TOTAL SHAREHOLDERS'
DEFICIT                     (671,413)      (519,143)

                        $    289,404    $ 1,005,430
                    AMERICA'S COFFEE CUP, INC.

                     STATEMENTS OF OPERATIONS

                                 For the years ended
                             December 31,     December 31,
                                 1996             1995

REVENUES                    $ 2,087,694      $3,095,955

COST OF SALES                 2,278,618       2,823,160

Gross (loss) profit            (190,924)        272,795

OPERATING EXPENSES
General and administrative
    expenses                    857,807         968,285
Depreciation                     56,000          42,288

TOTAL OPERATING EXPENSES        913,807       1,010,573

LOSS FROM OPERATIONS         (1,104,731)       (737,778)

OTHER INCOME (EXPENSES)
Interest expense                (78,691)        (85,052)
Finance expense (Note J)              -         (19,306)
Loss on disposition
  of equipment                 (305,818)         (2,075)
Other                            17,533         (20,624)

TOTAL OTHER EXPENSES           (366,976)       (127,057)

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM         (1,471,707)       (864,835)

Income Taxes (Note E)               800             800

NET LOSS BEFORE
 EXTRAORDINARY ITEM          (1,472,507)       (865,635)

Extraordinary item,
   net of tax (Note K)          707,234         248,697

NET LOSS                    $  (765,273)    $  (616,938)

NET LOSS PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM $     (1.76)    $     (2.12)

Extraordinary item                  .84            0.61

NET LOSS PER COMMON SHARE   $      (.91)    $     (1.51)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           838,313        408,691



                    AMERICA'S COFFEE CUP, INC.

          STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                         Common Stock     Preferred Stock
                        Shares   Amount    Shares Amount
Balance,
 December 31, 1994     212,075 $ 84,830         -  $      -

Issuance of common
  stock for
  convertible debt
  (Note J)             589,848  235,939         -         -

Issuance of common
  stock due to
  reverse stock split
  (Note J)                 120       47         -         -

Net Loss                     -        -         -         -

Balance,
 December 31, 1995     802,043  320,816         -         -

Issuance of common
  stock for
  convertible debt
  (Note J)              43,524   17,410         -         -

Issuance of preferred
  stock as part of
  initial public
  offering                   -        -    54,000    21,600

Net Loss                     -        -         -         -


Balance,
 December 31, 1996     845,567 $338,226    54,000    $21,600



            Addititional Paid-In   Accumulated
                     Capital        Deficit       Total

Balance,
 December 31, 1994     $ 71,497    $(589,394)  $(433,067)

Issuance of common
  stock for
  convertible debt
  (Note J)               294,924           -     530,863

Issuance of common
  stock due to
  reverse stock split
  (Note J)                   (48)          -          (1)

Net Loss                       -    (616,938)   (616,938)

Balance,
 December 31, 1995       366,373  (1,206,332)   (519,143)


Issuance of common
  stock for
  convertible debt
  (Note J)                 61,340          -      78,750

Issuance of preferred
  stock as part of
  initial public
  offering                512,653          -     534,253

Net Loss                        -   (765,273)   (765,273)

Balance,
 December 31, 1996       $940,366 $(1,971,605) $(671,413)




                   AMERICA'S COFFEE CUP, INC.

                    STATEMENTS OF CASH FLOW


                               For the years ended
                          December 31,     December 31,
                              1996             1995


CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss                  $ (765,273)       $(616,938)

Adjustments to reconcile
  net income (loss) to net
  cash provided by (used
  in) operating activities:

  Depreciation and
    amortization              56,000          137,334
  Loss on disposition
    of equipment             305,818            2,075
  Issuance of common
    stock options for
    services                       -            7,988
  Issuance of common
    stock for services
   (Note J)                        -          412,893
  Extraordinary item
    - extinguishment
    of debt (Note K)        (707,234)        (248,697)
  Conversion of accounts
    payable to long term
    debt                           -          292,314
  Changes in assets and
   liabilities:
    Accounts receivable       72,031           78,738
    Inventories              130,776          (93,570)
    Prepaid expense and
      other                  (11,491)          (8,715)
    Deferred offering
      costs and other
      assets                 172,698          (68,181)
    Accounts payable         253,043              (75)
    Bank overdraft            74,134                -
    Accrued expenses          47,376           (9,834)

NET CASH USED IN
  OPERATING ACTIVITIES      (372,122)        (114,668)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Proceeds from disposal
    of property and
    equipment                (76,553)         (76,148)
  Purchase of slotting fee         -           (5,000)

NET CASH USED IN INVESTING
  ACTIVITIES                 (76,553)         (81,148)
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from conversion of
    debt to common stock       78,750              -
  Proceeds from issuance of
    preferred stock           534,253              -
  Payments on long-term debt
    current portion          (197,055)             -
  Payments on long-term debt        -       (105,321)
  Proceeds from issuance of
    convertible debt                -        105,000

NET CASH PROVIDED BY
  (USED IN) FINANCING
   ACTIVITIES                 415,948           (321)

NET DECREASE IN CASH          (32,727)      (196,137)

CASH, BEGINNING OF YEAR        32,727        228,864

CASH, END OF YEAR            $      -      $  32,727
                   AMERICA'S COFFEE CUP, INC.

                  NOTES TO FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method, for all coffee and general merchandise product inventory. Reserves are established for obsolescence or other impairments to its marketability.

Property and Equipment

Property and equipment is carried at cost and includes store equipment and fixtures which were acquired as a result of the Supply Termination Agreement (Note I). Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected in income or expense. Depreciation is provided on the straight-line method over the estimated useful lives ranging from 5 to 7 years.

Other Assets

Other assets consist primarily of a license agreement, slotting fee, and deferred offering costs.

License Agreement relates to the license renewal fee paid to a grocery retailer for the right to use and occupy designated end cap space for the sale of the Company's products. The license agreement is being amortized to cost of sales on a straight-line method over the four year life of the agreement.

Other Assets: (continued)

Slotting Fee relates to the slotting fee paid to a grocery retailer for the right to sell within each grocery store location. The slotting fee asset was received as part of the Supply Termination Agreement (Note I) and is being amortized to cost of sales on a straight-line method over the four year life of the asset.

Deferred offering costs include the costs associated with the proposed secondary public offerings for each respective period. The costs related to secondary public offerings are capitalized and will be netted against the amount received from the public offerings. Deferred offering costs as of December 31, 1994 were incremental out of pocket expenses associated with a failed public offering effort. The deferred offering costs as of December 31, 1995 and 1994 were expensed during the third quarter of 1996 and 1995, respectively.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the service concessions located within the stores.

Net Income (Loss) Per Common Share

Net income (loss) per common share shown on the statements of operations is computed by dividing net income (loss) by the actual weighted average number of shares outstanding during the period. The Company's common stock equivalents were anti dilutive for the year ended December 31, 1996 and 1995, therefore, they were not included in the computation of net income (loss) per common share.

Income Taxes

Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

Concentration of Credit Risk

The Company's sales are substantially all from one large grocery retailer located in Southern California. Credit is extended on an evaluation of the grocery retailers' financial condition and collateral is not required.

B.  Inventories:

Inventories as of December 31, 1996 and 1995 consist of the following:

                             1996         1995

Coffee                     $ 13,896    $  97,175
General merchandise          18,383       38,601

                             32,279      135,776

Inventory reserve            27,279            -

                          $   5,000     $135,776

C.  Property and Equipment:

Property and equipment as of December 31, 1996 and 1995 consists of the following:


                                    1996         1995

Office equipment and furniture   $ 43,223    $ 42,499
Store equipment and fixtures        20,000    411,895
Automobiles and delivery trucks          -     79,669

                                    63,223    534,063

Less accumulated depreciation       37,428    195,978

                                  $ 25,795   $338,085

D.  Long-Term Debt:

Long-term debt as of December 31, 1996 and 1995 consisted of the following:

                                     1996        1995

Note payable to an automotive
  financing company, secured by
  the property, interest payable
  at 10.25%, principal and
  interest due monthly over
  a period of sixty (60) months    $  39,479  $   53,583

Notes payable to a group of
  foreign investors, unsecured,
  interest payable at 9.0%,
  due by December 31, 1997. Notes
  are convertible in whole or in
  part at any time on or before
  maturity for "restricted"
  common shares at a conversion
  rate of $9.00 per (post
  September 1, 1995, reverse 1:4
  split) share (in 1996 the
  Company modified
  the conversion price to $2.00
  per share)                          45,000     123,750

Note payable to BGC, non
  interest bearing, secured by
  fixtures and equipment, payable
  in $25,000 monthly payments
  starting January 15, 1996
  until paid in full. For 1996,
  this amount was combined
  with the notes due BGC below              -    275,000

Note payable to BGC, interest
  payable at the rate of 10%,
  payable in $30,247 monthly
  installments starting January
  15, 1996 until paid in full.
  For 1996, the notes above and
  below were combined in this note.  854,648     292,313

Note payable to BGC, unsecured,
  interest payable quarterly at
  the higher of 8% or the prime
  rate set by the First Union Bank
  of  North Carolina (7.25% at
  December 31, 1994 and 8.00% at
  September 30, 1995) plus 2%,
  payable in semi-annual
  installments of 2.5% of the
  then outstanding principal
  balance, due April 1, 2003.
  For 1996, amount was combined
  with the notes due BGC above.            -     458,231

                                     939,127   1,202,877

      Less current maturities        913,752     722,717

                                  $   25,375   $ 480,160

The following is a summary of principal maturities of long-term debt:

                                       December 31,

                             1997        $ 913,752
                             1998           14,104
                             1999           11,271

         Thereafter              -       $ 939,127

E.  Income Taxes:

At December 31, 1996 and 1995, the Company, before any limitations, had a federal net operating loss carryforward of approximately $1,900,000 and $1,110,000, and state net operating loss carryforwards of approximately $990,000 and $546,000, respectively.

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

The provision for income taxes for the years ended December 31, 1996, and 1995 consisted solely of the $800 minimum California franchise tax.

The Company's total deferred tax assets as of December 31, 1996 and 1995, were as follows:

                                      1996         1995

Net operating loss carryforward    $ 850,000    $ 430,000
Valuation allowance                 (850,000)    (430,000)

Net deferred tax assets            $       -    $       -

A valuation allowance has been established for the entire amount of the deferred tax asset. The likelihood of full utilization by the Company of the net operating losses incurred to date over the available carryover period is highly unlikely based on the current operations of the Company. The net change in the valuation allowance from December 31, 1996 to December 31, 1995 is due primarily to the net operating loss for the year.

F.  License Fees and Other Commitments:
Effective December 31, 1995, the Company entered into a four-year license agreement with Ralphs Grocery Company ("Ralphs"), in which the Company was charged a $100,000 license renewal fee for the right to use and occupy approximately 40 square feet at each of the licensed locations for its retail service concessions and any future locations.

The Company has recorded its portion of the license fee at cost and is amortizing the fee over the four-year license term. Amortization expense for the years ended December 31, 1996 and 1995 was $87,500, which is included in the cost of sales. The unamortized license fee balance of $131,250 and $218,750, respectively, is included in the accompanying balance sheet.

In addition to the renewal fee, the Company pays rent to Ralphs an amount equal to $1,000 for each four-week period per location or 10% of total retail sales, whichever is greater. The Company incurred rent expense of $757,412 and $706,927, for the years ended December 31, 1996 and 1995, respectively. The rental agreement with Ralphs is a year-to-year agreement covered under the umbrella four year agreement.

G.  Shareholders' Equity:

Series A Preferred Stock

Of the 1,000,000 shares of Preferred Stock, the Company the designated 360,000 shares as Series A Preferred Stock, and 54,000 of such Preferred Shares were issued in the offering. Each share of Series A Preferred Stock will automatically convert into thirty five shares of Common Stock on October 1, 1998. Each share of Series A Preferred Stock is entitled to thirty-five votes with the Series A Preferred Stock and Common Stock voting together as though they constitute one class.

Series A Warrants

In connection with the offering, the Company authorized the issuance of up to 5,205,650 Series A Warrants (including 405,000 Series A Warrants that may be issued upon exercise of the Underwriters' overallotment option, 270,000 Warrants which are issuable pursuant to the Underwriters Warrants and 652,050 Warrants together with an equivalent number of shares of Common Stock for issuance upon conversion of the Series A Preferred Stock) and has reserved an equivalent number of shares of Common Stock for issuance upon exercise of the Series A Warrants actually issued. Each Warrant will entitle the holder to purchase one share of Common Stock at a price of $1.00 per share. The Warrants are currently exercisable anre are separately traded until August 14, 2001, unless earlier redeemed. The Series A Warrants are redeemable by the Company at $.05 per Warrant, upon 30 days' notice, at any time after February 14, 1997, if the closing bid price per share of the Common Stock for ten consecutive trading days' prior to the date of notice of redemption is given equals or exceeds $2.50 per share. In the event the Company gives notice of its intention to redeem, a holder would be forced either to exercise his or her Series A Warrant within 30 days after the date of notice or accept the redemption price.

The exercise price of the Series A Warrants may be reduced at any time and from time to time at the discretion of the Board of Directions when it appears to be in the best interests of the Company to do so. Any such reduction would impair the value to holders exercising their Warrants prior to the effective date of the reduction.

Series B Preferred Stock

In connection with the acquisition discussed in Note L, the Company issued 149,259 shares of Series B Preferred Stock. The shares of Preferred Stock were immediately convertible into 150 shares of Common Stock for each share of Series B Preferred Stock at any time (maximum of 22,388,850 shares of Common Stock) at the option of the Holder. Until such time as the Holders convert they shall be allowed to vote at any stockholders meeting as if the Preferred shares had been converted, (i.e., each share of Series B Preferred Stock shall be entitled to a vote of 150 shares of Common stock at any and all shareholders meetings.

During 1995, the Company adopted an employee incentive stock option (ISO) plan. The Company is authorized to issue common stock options granted under the ISO up to the amount of 500,000 shares over a 10 year period beginning September 1, 1995.

ISO options may be granted by the Company to any full-time employee of the Company or any subsidiary corporation. The total aggregate fair market value of the shares with respect to ISO options shall not exceed $100,000 per individual per year. The ISO option price is the fair market value of the Company's common stock at the time the option is granted. For the year ended December 31, 1996 and 1995, no ISO options had been granted by the Company.

In conjunction with certain bridge loans obtained for the purpose of completing the public offering in 1996, the Company issued warrants to purchase 1,809,955 units, each unit consisting of four shares of Common Stock and two warrants at a price of $.39 per unit.

H.  Supplemental Cash Flow Information:

Cash paid for interest and income taxes for the years ended
December 31, 1996 and 1995:

                             For the years ended
                        December 31,       December 31
                            1996               1995

Interest                  $78,691             $52,720
Income taxes                  800                 800

Noncash Investing and Financing Activities

As discussed in Note I, the Company terminated its exclusive supply agreement with BGC during 1995 and in doing so received $263,625 in assets and restructured the existing debt. As a result of this noncash transaction, the Company recorded $248,697 as an extraordinary item for the period ended December 31, 1995.

During August 1995, debt and related interest totaling $117,970, along with other consideration, was converted into 589,848 post split shares of common stock. Also in 1995, the Company purchased two delivery trucks which were financed for a total of $53,583.

As discussed in Note K, the Company restructured its debt and in doing so recognized an extraordinary gain of $707,234 for the period ended December 31, 1996.

I.  Termination Agreement:

On August 25, 1995 the Company entered into an agreement (the Supply Termination Agreement) with BGC. Under the terms of the Supply Termination Agreement, the Company and BGC terminated the obligation of the Company to purchase its supply of coffee exclusively from BGC and further agreed to the restructuring and repayment of certain debt with BGC.

As satisfaction for allowing the Company to terminate the supply agreement the Company recorded assets, assumed liabilities and recorded net extinquishment of debt as of December 31, 1995 as summarized below:

Assets Received:
  Slotting fee                  $ 64,125
  Store fixtures                 153,900
  Store equipment                 45,600
                                              $ 263,625
Debt Forgiveness:
  Note payable to BGC (Note D)   350,000
  Accrued interest on note
    payable to BGC                35,072        385,072

  Total assets and debt forgiven                648,697

Debt Assumed:
  Note payable to BGC (Note D)                 (400,000)

  Net, extinguishment of debt                 $ 248,697

J.  Related Party Transactions:

During February 1996, two holders of convertible debt (Note D) exercised their conversion rights and converted $78,750 plus interest into 43,524 shares of common stock.

During December, 1994 the Company issued one year convertible promissory notes aggregating $110,000 in principal amount to affiliates of Mr. Pierce, a director of the Company. Subsequently, on June 30, 1995, $40,000 in principal amount of these notes, along with the interest accrued thereon, was assigned by an affiliate of Mr. Pierce to an unaffiliated third party. On August 17, 1995, prior to the September 1995 reverse 1:4 split of the capital stock of the Company, all $110,000 in principal amount of these notes was converted into common stock of the Company, along with the interest accrued thereon. The conversion resulted in the Company issuing 2,359,392 pre split/589,848 post-split shares of common stock at a conversion price of $0.90 per common share, an amount in excess of the market at the time of $.05 per pre-split share and $.20 per post split share as was agreed upon based on the conversion agreement.

If the notes would have been converted at market price pursuant to the conversion agreement, the recipients would have obtained the resulting common shares at less than their par value. Accordingly, these shareholders were called upon under Delaware law by the issuer to contribute additional consideration. Based upon the Board of Directors' assessment of the value of common stock, the Company required total consideration of $0.90 per share or $530,863. This consideration is summarized as follows:

Exchange of note and accrued interest      $117,970
Release of accrued legal fees                44,387
Guarantee of debt obligations                19,306
Release of potential contingent liability   117,970
Compensation to noteholders                 231,230

Total consideration                        $530,863

The accrued guarantee of debt obligations related to Mr. Pierce's guarantee of certain loans of the Company. The Board of Directors valued the guarantee based upon independent value criteria.

The release of potential contingent liability relates to a settlement with Mr. Pierce, on behalf of the noteholders, whereby the noteholders agreed to release any recourse against the Company for material and fraudulent misrepresentations made to the noteholders in connection with the the cquisition of the notes in December of 1994.

Subsequent to the conversion on September 1, 1995, an affiliate of Mr. Pierce and his minor son sold 187,679 of these post-split shares to Mr. Marsik, then and currently an executive officer and director of the Company, in exchange for Mr. Marsik's promising to pay $37,528.27 in the aggregate for the shares, which obligations were secured by all of the shares purchased and bear interest at the rate of 11 1/2% per annum. Subsequent to year-end, the note was satisfied and the shares were released to Mr. Marsik without reservation.

K.  Extraordinary Item:

Under terms of certain settlement agreements entered into with creditors subsequent to December 31, 1996, the Company through a negotiator, (see Note L) has reduced its liabilities and debt related to its coffee operations by $707,234. Accordingly, the Company has retroactively restated the balance sheet and statement of operations as of and for the period ended December 31, 1996 to recognize the reduction of liabilities and debt and record an extraordinary gain for the forgiven amount. There is no income tax effect as a result of the Company's existing net operating losses.

L.  Subsequent Events:

Liquidation and Acquisition

During February 1997, the Company removed its fixed assets from stores and began to liquidate its coffee operations.
Accordingly, the Company has scrapped the majority of their fixed assets and used some of the newer coffee equipment and fixtures to satisfy approximately $175,000 in accounts payable due to a product supplier. As a result, the Company has recorded losses from disposal of property, plant and equipment of approximately $292,521. During the same period, the Company entered into an agreement with a Panamanian trading company named Mill-Agro, SA and a Grecian shipping company named Megahel Nautical, SA. Under the terms of the agreement, the Company issued 74,604 shares of Series A and 149,259 shares of Series B Preferred Stock (Note G) in exchange for 100% of the outstanding shares of Mill and Megahel. The new name for the combined companies will be Midland, Inc. The major operations of Midland, Inc. will be in Piraeus, Greece, Houston, Texas, and San Diego, California. The majority of assets include ships and port facilities in both Greece and Russia with additional offices in Moscow and Taganrog. Due to this acquisition, a change in control of the Company has taken place and four new members were added to the Board of Directors.

Debt Negotiation and Reduction

During January 1997, the Company retained a firm which specializes in debt negotiating and reduction to assist in the liquidation of the coffee operations. As a result, the outstanding liabilities and debt of the Company was reduced from approximately $1,400,000 to approximately $700,000. The 1996 balance sheet presented has been restated to reflect this reduction and an extraordinary gain has been recorded as a separate line item on the income statement (Note L).

Office Park Litigation

During March 1997, the Company was served with a notice of suit from the landlord of the Company's warehouse facility in Los Angeles. The suit seeks compensation for damages related to the loss of rental income and the reimbursement of legal expense incurred due to the breach of the lease agreement in December 1996. Under the terms of the lease agreement, the Company is liable for the monthly lease payments of approximately $1,200 starting in December 1996 and running through September 1998 plus common area maintenance fees. The Company believes the maximum amount of exposure related to this suit is approximately $30,000. However, the Company plans on settling with the landlord for an amount substantially below this amount using the same negotiating company discussed above. Additionally, the Company is confident that the warehouse will be sublet and thus will reduce their liability by that number of months remaining in the lease agreement.

Threatened Litigation

During 1996, the Company and two directors were named as defendants in a lawsuit filed by a former director claiming breach of fiduciary duties by management as a result of conversion of shares of common stock for convertible debt, unauthorized board actions and improper publication and disclosure which has been made in the past with respect to such actions. The former director, through legal counsel, has offered to settle the case for an aggregate of 260,000 shares of common stock and a payment of $162,500 in cash. The assertions are preliminary and the outcome cannot be determined at this time. However, the Company believes it has valid defenses and intends to dispute these assertions vigorously. Management currently is unable to estimate a range of loss, if any, regarding this action. Management believes that its final outcome should not have a material adverse effect on the Company's financial condition, liquidity or results of operations. Accordingly, no provision has been made in the accounts for any liability for these assertions.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.  None.


                             PART III

Item 9.  Directors and Executive Officers of the Registrant.
Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

    Name             Age            Position

Chris Traios         38   Chairman of the Board of Directors,
                          Chief Executive Officer, President

Charles L. Stidham   54   Director, Executive Vice-President
                          of North American Shipping and Trading
                          Operations

E. Robert Barbee     56   Director, Vice-President


Robert W. Marsik     51   Director, Chief Financial and
                          Accounting Officer, Treasurer
                          and Executive Vice-President

Mark S. Pierce       40   Director and Corporate Secretary

Arthur Malcolm       75   Director


Profiles of Directors and Executive Officers:

Chris Traios has been Chairman of the Board of Directors, Chief Executive Officer and President of the Company since February 18, 1997. He has held similar positions with the Subsidiaries since their inception. Prior to founding the Subsidiaries, Mr. Traios was the managing director of Nattem, S.A., which was also located in Piraeus, Greece. Nattam was involved in the ship construction and trading businesses, and employed approximately 850 employees, generating approximate gross annual revenues of $40,000,000 (US).

Charles L. Stidham has been a Director of and the Executive Vice President of North American Shipping and Trading Operations for the Company since February 18, 1997. From 1993 until 1997, Mr. Stidham was an independent consultant to Megalith Corporation in Dallas, Texas. From 1992 until 1993, he was the Chairman of the Board of Directors of LAZ Financial Corporation in Dallas, Texas. This corporation was publicly-held and was engaged in the oil industry, having approximately 15 employees, $3,000,000 in sales and $1,600,000 in income during this period. Mr. Stidham has been a director of Fujacorp Industries, a non-trading public corporation, since 1989. He attended Southern Technical Institue (now Georgia Tech) in Atlanta, Georgia, from 1962 until 1964, and the University of Texas in Austin, Texas, from 1971 until 1973, receiving a Bachelors in Business Administration (Management) in 1973 from this latter institution. Mr. Stidham received a Juris Doctorate from the University of Texas School of Law in Austin, Texas, in 1975.

E. Robert Barbee has been a Director of and the Vice-President for the Company since February 18, 1997. Mr. Barbee has been the owner of Oil Patch Pipe and Supply, Inc., in Kilgor, Texas, from 1979 to the present. Mr. Barbee attended Kilgor College in Kilgor, Texas, from 1960 until 1961 and Stephen F. Austin State University in Texas from 1968 until 1971, receiving a Bachelors in Business Administration (General Business) from this latter institution in 1970.

Robert W. Marsik, effective May 17, 1993, was elected a Director and appointed President of the Company. On September 1, 1995, he also assumed the positions of Chief Executive and Financial Officer and Treasurer. On February 18, 1997, concurrent with the acquisitions of the Subsidiaries, Mr. Marsik resigned as President and Chief Executive Officer, retained the positions of Chief Financial and Accounting Officer and Treasurer, and assumed the position of Executive Vice-President. From March, 1990, to May 1993, Mr. Marsik served as President of PCI Instruments Company (PCI), an Englewood, Colorado, manufacturer of test instruments targeted at the electrical contractor market. While at PCI, Mr. Marsik developed and implemented a nationwide marketing plan for five commercial/industrial products. Mr. Marsik graduated in 1970 from the University of Maryland at College Park, Maryland, with a degree in Business Administration/Marketing. Mr. Marsik filed for personal bankruptcy on July 1, 1993, and received a discharge. Mr. Marsik entered into an employment agreement with the Company which was terminated after year end.

Mr. Pierce has been counsel to the Company since October, 1994, and has served as a director since that time as well. He is also the sole director and executive officer of Famous Sam's Group, Inc., a publicly-held Nevada corporation which currently has no business operations. He was a director and an executive officer of Intercell Corporation, a publicly-held Colorado corporation, from April, 1992, until July 7, 1995, when it acquired the assets of another business. Mr. Pierce was the secretary and a director of Forestry International, Inc., a publicly- held Colorado corporation from December 24, 1992, until April 7, 1995. he was a director, and subsequently an executive officer, from May 22, 1992, until January 14, 1994, of Indemnity Holdings, Inc. a publicly-held Colorado corporation. From September 1, 1993, until April 7, 1995, Mr. Pierce was the President and a director of a small, privately-held merchant banking firm with six employees, including himself. In this company, he was involved in the supervision of five employees and worked with independent consultants in the areas of marketing, public relations, accounting, law and corporate finance. Prior to September 1, 1993, Mr. Pierce was engaged in the private practice of law in Denver, Colorado, where he specialized in mergers, acquisitions, the representation of publicly-held companies, bankruptcy and international transactions. Mr. Pierce graduated from the University of Wyoming in Laramie, Wyoming, in May, 1979, with a Bachelor of Science degree in Accounting with honors. He passed his examination as a Certified Public Accountant in May, 1979, in his first sitting. Mr. Pierce received his Juris Doctorate from the University of Colorado in Boulder, Colorado, during May of 1983. He is a member of the American and Colorado Bar Associations, and is a member of the securities and international subsections of this latter association.

Arthur Malcolm has been a director of the Company since February 18, 1997. He is a licensed doctor living in Dallas, Texas, having received his medical degree from the University of Toronto in 1947. Since 1990, Dr. Malcolm has provided emergency medical care through various hospitals and E.R. groups.

No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Compensation:

The following table sets forth information concerning the compensation paid to Mr. Marsik for the years ended December 31, 1994, 1995 and 1996. Mr. Marsik was the sole executive officer during 1994 and until October 9, 1995, when an additional individual who is no longer employed by the Company was hired, and who served the Company through 1996.

                  Summary Compensation Table

                     Annual Compensation
 Name, Principal     Year         Salary       Bonus
   Position

Robert W. Marsik,   1996     100,000            0
 President, CEO     1995    $ 85,000            0
   and CFO          1994      72,000            0

Employment Agreements:

Mr. Marsik previously entered into an employment contract with the Company on September 1, 1995, which had a five year term ending September 1, 2000. Mr. Marsik, pursuant to this agreement, received a base salary of $100,000 per year and $500 per month as a car allowance, as well as health insurance under the Company's policy and vacation benefits. The contract was terminated on the acquisition of the Subsidiaries on February 18, 1997. The Company and its current officers are presently negotiating agreements as to compensation.

Stock Option Plan:

On September 1, 1995, the Board of Directors and shareholders of the Company adopted an incentive stock option plan (ISOP) for employees of the Company and the Subsidiaries. The ISOP is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing their interest in the success of the Company, thereby encouraging them to remain in its employ. Further, the availability and offering of options under the ISOP supports and increases the ability of the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. Only employees who have contributed to the profitability or administration of the Company and/or its subsidiaries are eligible to participate and are only entitled to receive that number of shares which fairly reflects the value of their services. The ISOP is presently being administered by the Board of Directors. The 500,000 shares available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted. The option price per share will be determined by the Board of Directors at the date of grant, but will at least equal the fair market value of the Common Stock on the date of grant. Any person owning 10% or more of the voting power of the Company who may receive grants under the ISOP will have an exercise price equaling or exceeding 110% of the fair market value. All options must be granted within ten years of the date of the ISOP, and no option may extend beyond the expiration of five years from the date of grant. As of May 5, 1997, no options had been granted under the ISOP.


Item 11.  Security Ownership of Management and Certain Others.

The following table sets forth certain information regarding the beneficial ownership as of May 5, 1997, of the Common Stock by
(i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

    Name of         Number of Shares         Percentage of
Beneficial Owner   Beneficially Owned          Ownership

Chris Traios        74,604 Series A Preferred       83.2%
                   149,260 Series B Preferred

Robert W. Marsik    189,804 - Common Stock           3.2%
                     22,142 - Series A Preferred

Mark S. Pierce       585,039 - Common Stock          3.4%
                      12,254 - Series A Preferred
All executive officers and
  directors as a group (4 persons)                  89.8%

1.  Mr. Traios controls two entities which own these shares.
2. These shares will be automatically converted into 2,611,140 shares of Common Stock on October 1, 1998.
3. These shares will be automatically converted into 22,389,000 shares of Common Stock on October 1, 1998.
4. These shares will be automatically converted into 774,970 shares of Common Stock on October 1, 1998.
5. These shares will be automatically converted into 428,890 shares of Common Stock on October 1, 1998.
6. The shares and percentages are based upon the assumed conversion of all outstanding shares of Series A and B Preferred Stock, which would have result in there having been 30,051,067 shares of Common Stock outstanding at May 5, 1997.

The address for Mr. Traios is 3 Irodotou Str., Piraeus, Greece;
the address for Mr. Pierce is 4221 E. Pontatoc Canyon Dr.,
Tucson, Arizona 85718; and the address for Mr. Marsik and is 12528 Kirkham Court, Nos. 6 & 7, Poway, California 92064.
No arrangement or understanding presently exists for the election of directors or executive officers.

Item 12.  Certain Transactions.

The Company, on December 30, 1994, sold to affiliates of Mr. Pierce, then a director, $110,000 in principal amount of its 11.5% promissory notes. These notes were required to be either redeemed or converted into shares of Common Stock by December 30, 1995, unless earlier converted at the election of the holders at the lower of $2.00 per share or the market therefor at the date of conversion. Market price was defined in the notes as being the average bid price on the day of the conversion. These notes were converted on August 17, 1995, into 589,848 post-split restricted shares of Common Stock at a conversion price of $0.20 per share. The agreed to conversion price was for an amount less than the par value of the stock and, accordingly, additional consideration was agreed to be paid for the conversion. The independent members of the Board of Directors and the converting noteholders negotiated and agreed to a conversion price of $.90 per share, which resulted in the Company receiving total consideration of $530,863 on conversion of the notes. The conversion price consisted of (i) $117,970 in principal and accrued interest, (ii) the release of $44,387 in legal fees, (iii) the release of the Company by the noteholders from all liability resulting from the blatantly false and fraudulent misrepresentations of Robert Matossian on behalf of the Company in obtaining the original sale of the notes, valued by the independent members of the board at $117,970, (iv) the delivery by Mr. Pierce of his personal guarantee of certain debt obligations of the Company, as discussed in the next paragraph, which was valued by the independent directors at $19,306 and (v) the balance being deemed compensation to the noteholders.

On October 9, 1995, the Company purchased two trucks for use in its delivery system at an aggregate purchase price of $62,884. The Company paid $9,740 in cash at closing, and the remaining $55,000 was financed through an unaffiliated third-party for a five year period at an annual percentage rate of 11% with monthly payments of $1,175. Because the Company was unable to obtain credit for these purchases and was unable to provide adequate security for the purchases, Mr. Pierce guaranteed the obligations. The Company executed a revolving line demand promissory note in favor of Mr. Pierce which would have become operative in the event that Mr. Pierce was called upon to satisfy his guarantee of these obligations. The note bore interest at the rate of 18% per annum and was secured by all assets of the Company, including the trucks. The trucks were sold subsequent to year end, and a payment satisfying the deficiency was negotiated with and agreed to between the Company, Mr. Pierce and the original lender.

The Company, on February 17, 1997, issued 22,142 shares of Series A Preferred Stock as a bonus to Mr. Marsik. This bonus was issued in recognition of (i) his serving the Company from November 1, 1996, through most of the first quarter of 1997 without payment, all in violation of his employment agreement,
(ii) his services in wrapping up the former operations of the Company, which involved more time and effort than could have been reasonably asked of Mr. Marsik, and (iii) his locating the Subsidiaries and putting the time and effort into their acquisition that was necessary to consummate the transaction. This bonus was approved by the independent members of the board.

The Company, on February 17, 1997, issued 12,254 shares of Series A Preferred Stock (valued at $24,508, the market price therefor) and 397,360 shares of Common Stock (valued at $47,205, the market price therefor) in exchange for the forgiveness of attorneys fees and costs which had not been paid since September 1, 1996. This issuance was approved by the independent members of the board.

The Company believes that the foregoing transactions with its officers and directors were on terms no less favorable than could have been obtained from independent third parties. All future transactions, including all loans, between the Company and its officers, directors and principal shareholders or affiliates or any of them, will also be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors.

Item 13.  Exhibits and Reports on Form 8-K

None.


                           SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Poway, State of California on the --- day of -----, 1997.

AMERICA'S COFFEE CUP, INC.
(Registrant)

By:  /s/ Chris Traios
Robert W. Marsik, Chief Executive Officer



By:   /s/ Robert W. Marsik
Robert W. Marsik, Chief Financial
   and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 6th day of August, 1996.


By:  /s/ Chris Traios
Robert W. Marsik,Director


By:  /s/ Charles Stidham
Robert W. Marsik,Director


By:  /s/ E. Robert Barbee
E. Robert Barbee,Director


By:  /s/ Robert W. Marsik
Robert W. Marsik,Director