Form 10QSB
period 1997-03-31
MIDLAND INC
filed 1997-09-02
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0 24736

                        Midland, Inc.
(Exact name of small business issuer as specified in its charter)

     Colorado                               84 107820
(State or other jurisdiction of         (I.R.S. employer
  incorporation or organization)      identification number)

12528 Kirkham Court, Nos. 6 & 7 Poway, CA           92064
 (Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (619) 679 3290

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 15, 1997, there were approximately 2,239,170 common shares and 63,000 Series A preferred shares outstanding.


I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MIDLAND, INC.
                         BALANCE SHEETS




                                March 31,         December 31,
                                   1997              1996
                               (Unaudited)

ASSETS

CURRENT ASSETS
Cash                           $   108,511        $    2,688
Accounts receivable, no
 allowance deemed necessary         33,809            58,424
Inventories                              -             5,000
Prepaid expense and other           50,455            27,487

TOTAL CURRENT ASSETS               192,775            93,599

PROPERTY AND EQUIPMENT, net         30,027            25,795

OTHER ASSETS
License agreement, net             129,173           131,250
Slotting fee, net                        -            41,448

TOTAL OTHER ASSETS                 129,173           172,698
                               $   351,975       $   292,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable               $   529,925       $   512,500
Bank overdraft                           -            76,822
Accrued expenses                   102,020           239,194
Current portion of long term debt  239,194           109,614

TOTAL CURRENT LIABILITIES          871,139           938,130

LONG TERM DEBT, less
  current portion                   24,199            25,375

STOCKHOLDERS' DEFICIT
Preferred stock, $0.40 par value
  (1,000,000 shares authorized,
   54,000 issued and
   outstanding December 31, 1996,
   and March 31, 1997,
   respectively)                    21,600            21,600

Common stock - $.40 par value
  (10,000,000 shares authorized,
  845,565 issued and outstanding
  as of December 31, 1996,
  and March 31, 1997,
     respectively)                 338,226           338,226
Additional paid-in-capital       1,183,146           940,366
Accumulated deficit             (2,086,335)       (1,971,605)

TOTAL STOCKHOLDERS' DEFICIT      (543,363)         (671,413)

                             $    351,975      $    292,092


                           MIDLAND, INC.
                    STATEMENTS OF OPERATIONS
                            (UNAUDITED)

For the three months ended March 31, 1997, and March 31, 1996, respectively

SALES                        $     19,329       $     616,581

COST OF SALES                       6,844             245,582

Gross profit                       12,485             370,999

OPERATING EXPENSES
General and administrative
      expenses                    120,125             582,004
Depreciation                        3,550               4,943

TOTAL OPERATING EXPENSES          123,675             586,947

LOSS FROM OPERATIONS             (111,190)           (215,948)

OTHER INCOME (EXPENSES)
Interest                           (2,740)                  -
Other                                   -              (8,545)

TOTAL OTHER INCOME (EXPENSES)      (2,740)             (8,545)

LOSS BEFORE INCOME TAXES         (113,930)           (224,493)

Provision for income tax              800                   -

NET LOSS                        $(114,730)          $(224,493)

Net loss per common share       $    (.14)          $    (.26)

Weighted average number of
        shares outstanding        845,565             857,005


                           MIDLAND, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                       For the three months
                                         ended March 31,
                                           1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $(114,730)   $(224,493)

Adjustments to reconcile net loss
   to net cash used in operating
   activities:
Depreciation                                3,550        4,943
Amortization of license agreement
   included in costs of goods sold              -       19,543
Gain on sale of property and equipment     (7,782)           -

Changes in operating assets and
   liabilities:
Accounts receivable                        24,615       13,590
Inventory                                   5,000       16,341
Prepaid expenses                          (22,968)     (22,646)
Other assets                               43,525       (3,165)

Increase (decrease) in:
Accounts payable                           17,425      (37,105)
Accrued expenses                         (137,174)      27,874
Bank overdraft                            (76,822)           -

NET CASH USED IN OPERATING ACTIVITIES    (265,361)    (205,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment             -     (111,558)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt                 (1,176)     (45,000)
Net proceeds from long-term debt          129,580      262,000
Proceeds from convertible debt                  -       69,637
Proceeds from additional paid-in-capital  242,780            -

NET CASH PROVIDED BY FINANCING ACTIVITIES 371,184      286,637

NET INCREASE (DECREASE) IN CASH           105,823      (30,039)

CASH, BEGINNING OF PERIOD                   2,688       32,727

CASH, END OF PERIOD                     $ 108,511  $     2,688


                          MIDLAND, INC.
                Notes to Financial Statements
                           (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 8-A.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception to the date of these notes.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations:

Failure of Coffee Business:

The Company, during 1996, was engaged in the sale of gourmet coffee, related products and accessories through service concessions located in a chain of grocery stores in Southern California. The Company owned and operated service concessions, almost all of which were located in one supermarket chain in Southern California, Ralph's. Beginning in late October, 1996, the Company began to experience difficulties in its relationship with Ralphs, the result of which was that Ralphs refused to pay the Company for the coffee which the Company was selling to Ralphs, which, in turn, caused the Company to default on its obligations to Daymar and also to Restaurant Blend, which, in turn, resulted in the Company being unable to deliver coffee to Ralphs and its other sales outlets, which, in turn, resulted in Ralphs and the Company's other sales outlets notifying the Company of their intention to terminate their respective relationships. The Company negotiated a settlement with Ralphs in February, 1997, whereby their contract was mutually terminated. Ralphs kept the slotting fees paid by the Company and the Company was relieved of all liabilities claimed by Ralphs. Subsequently, the Company settled all liabilities with Brothers, Daymar, Restaurant Blend and most, if not all, of its others creditors; however, the Company is presently in default of many of the settlement agreements which it reached with these entities.

Secondary Offering:

The Company, on August 14, 1996, completed a secondary offering to the public of 54,000 units (Units), each Unit consisting of one share of Series A Preferred stock (Series A Preferred Stock) and fifty Redeemable Common Stock Purchase Warrants (Series A Warrants). The Series A Preferred Stock and the Series A Warrants are now being traded separately.

The Series A Preferred Stock will automatically convert into thirty-five shares of Common Stock on October 1, 1998. Since the Company failed to have $300,000 of pre-tax earnings for the twelve months ended June 30, 1997 and did not trade for at least $2.50 for ten days between June 30, 1997, and August 15, 1997, the Company will declare a dividend on each share of Series A Preferred Stock of one-tenth share of Series A Preferred Stock and five Series A Warrants. The Company will declare a similar dividend on the Series A Preferred Stock unless the Common Stock trades above $2.50 per share for 20 consecutive days after August 14, 1997, but before August 15, 1998, and the Company fails to have pre-tax earnings of $450,000, exclusive of extraordinary and non-recurring items. Each share of Series A Preferred Stock is entitled to thirty-five votes on each matter submitted to a vote to the Common Stock as if the two classes constituted one class; however, the approval of the holders of two-thirds of the outstanding Series A Preferred Stock is required to: (i) amendment or repeal or revise the Company's Certificate of Incorporation if such action would alter the preferences, rights, privileges, or powers of, or the restrictions provided for the benefit of, the Series A Preferred Stock; (ii) authorize, create or issue any security having any preference or priority superior to any preference or priority of the Series A Preferred Stock or securities convertible into a security having such preferences; (iii) reclassify any Common Stock into shares having any preferences or priority as to dividends or assets superior to that of the Series A Preferred Stock; or (iv) make any provision in the Company's Bylaws fixing special qualifications of those who may be holders of Series A Preferred Stock or any restriction upon the right to transfer or hypothecate such shares. In the event the Company is liquidated, dissolved or wound up, the Company is required to pay out of the Company's assets $21.00 per share of Series A Preferred Stock before any payment may be made to holders of the Common Stock. If the assets of the Company are insufficient to pay this amount, the assets will be distributed ratably among the holders of the Series A Preferred Stock. The Series A Preferred Stock also contains provisions that protect the holders against dilution by adjustment of the conversion price in certain events such as stock dividends paid on Common Stock and distributions, stock splits, recapitalizations, mergers or consolidations and certain issuances below the fair market value of the Common Stock. Each A Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share. The Warrants are currently exercisable until August 14, 2001, unless earlier redeemed. The Series A Warrants are redeemable by the Company at $.05 each on 30 days' notice at any time if the closing bid price per share of Common Stock for ten consecutive trading days' prior to the date notice of redemption is given equals or exceeds $2.50 per share. In the event the Company gives notice of its intention to redeem, a holder would be forced either to exercise his or her Series A Warrant within 30 days after the date of notice or accept the redemption price. The exercise price of the Series A Warrants may be reduced at any time from time to time in the discretion of the Board of Directors when it appears to be in the best interests of the Company to do so. Any such reduction would impair the value to holders exercising their Warrants prior to the effective date of the reduction. The Series A Warrants contain provisions that protect the holders against dilution by adjustment of the exercise price in certain events, such as stock dividends and distributions, stock splits, recapitalization, mergers or consolidations and certain issuance's below the fair market value of the Common Stock. The Company is not required to issue fractional shares upon the exercise of a Series A Warrant. The holder of a Series A Warrant will not possess any rights as a stockholder of the Company until such holder exercises the Series
A Warrant.

The Company also delivered in exchange for nominal consideration warrants to the underwriter in connection with the offering allowing it to acquire Units at 120% of the public offering price for a four-year period which began on August 14, 1996.

Mega-Hell and Mill Agro Acquisitions:

On February 18, 1997 (the Closing Date), the Company executed, delivered and closed under a Plan and Agreement of Purchase (the Purchase Agreement) with the shareholders (the Shareholders) of MILL-AGRO (HELLAS) SA, a Panamanian company, and MEGAHEL NAUTICAL SA, a Greek company (both of which business entities are collectively referred to herein as the Subsidiaries), whereby the Company acquired from the Shareholders all of the outstanding proprietary interest of these entities, thereby making them wholly-owned subsidiaries of the Company. This acquisition was subsequently rescinded.

Liquidity and Capital Resources:

The Company presently has, and during the period of this report, had no source of liquidity or capital, other than such liquidity as resulted from the exercise of outstanding warrants and the receipt of proceeds therefrom.

                   PART II - OTHER INFORMATION

Item 1.  Litigation

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

Item 2.  Change in Securities

This item is not applicable to the Company for the period covered by this report.

Item 3.  Defaults Upon Senior Securities

This item is not applicable to the Company for the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5.  Other Information

There is no additional information which the Company is electing to report under this item at this time.
Item 6.  Exhibits and Reports on Form 8-K

None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of September, 1997.

MIDLAND, INC.
(Registrant)

By  /s/ Robert W. Marsik
       Robert W. Marsik President
       and Chief Executive Officer



By  /s/ Robert W. Marsik
      Robert W. Marsik, Chief Financial
      and Accounting Officer and Treasurer