Form 10QSB
period 1997-06-30
MIDLAND INC
filed 1997-09-02
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

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


I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MIDLAND, INC.
                         BALANCE SHEETS



                                 June 30,         December 31,
                                   1997              1996
                               (Unaudited)

ASSETS

CURRENT ASSETS
Cash                           $         -        $    2,688
Accounts receivable, no
 allowance deemed necessary              -            58,424
Inventories                              -             5,000
Prepaid expense and other                -            27,487

TOTAL CURRENT ASSETS                     -            93,599

PROPERTY AND EQUIPMENT, net              -            25,795

OTHER ASSETS
License agreement, net                   -           131,250
Slotting fee, net                        -            41,448

TOTAL OTHER ASSETS                       -           172,698
                               $         -       $   292,092

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable               $   301,030       $   512,500
Bank overdraft                           -            76,822
Accrued expenses                         -           239,194
Current portion of long term debt        -           109,614

TOTAL CURRENT LIABILITIES          301,030           938,130

LONG TERM DEBT, less
  current portion                        -            25,375

STOCKHOLDERS' DEFICIT
Preferred stock, $0.40 par value
  (1,000,000 shares authorized,
   54,000 and 63,000 issued and
   outstanding on December 31, 1996,
   and June 30, 1997, respectively)  25,200            21,600

Common stock - $.40 par value
  (10,000,000 shares authorized,
  845,565 and 1,739,170 issued and
  outstanding as of December 31,
  1996, and June 30, 1997,
    respectively)                   695,668           338,226
Additional paid-in-capital        1,183,146           940,366
Accumulated deficit              (2,205,044)       (1,971,605)

TOTAL STOCKHOLDERS' DEFICIT      (        -)         (671,413)
                             $            -      $    292,092


                           MIDLAND, INC.
                    STATEMENTS OF OPERATIONS
                            (UNAUDITED)

For the six months ended June 30, 1997, and June 30, 1996, respectively

SALES                        $          -       $   1,193,686

COST OF SALES                           -             474,060

Gross profit                            -             719,627

OPERATING EXPENSES
General and administrative
      expenses                    118,709           1,169,716
Depreciation                            -              28,859

TOTAL OPERATING EXPENSES          118,709           1,198,575

LOSS FROM OPERATIONS             (118,709)           (478,948)

OTHER INCOME (EXPENSES)
Interest                                -             (11,800)
Other                                   -              (2,185)

TOTAL OTHER INCOME (EXPENSES)           -             (13,985)

LOSS BEFORE INCOME TAXES         (118,709)           (492,933)

Provision for income tax                -                   -

NET LOSS                        $(118,709)          $(492,933)

Net loss per common share       $    (.09)          $    (.57)

Weighted average number of
        shares outstanding      1,298,087             857,005



                           MIDLAND, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                         For the six months
                                            ended June 30,
                                           1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $(118,709)   $(492,933)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
Depreciation                                    -       28,859
Amortization of license agreement
   included in costs of goods sold              -            -
Gain on sale of property and equipment          -            -

Changes in operating assets and
   liabilities:
Accounts receivable                        58,424         (922)
Inventory                                   5,000       64,494
Prepaid expenses                           27,487      (19,305)
Other assets                              172,698      (57,862)

Increase (decrease) in:
Accounts payable                         (211,470)     233,039
Long term debt/Slotting fee              (134,989)     100,000
Accrued expenses                         (239,194)      (3,690)
Bank overdraft                            (76,822)      69,731

NET CASH USED IN OPERATING ACTIVITIES    (517,575)    (73,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment             -     (129,886)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt                153,845            -
Net proceeds from long-term debt                -      214,273
Proceeds from convertible debt                  -            -
Proceeds from additional
  paid-in-capital/offering costs          361,042      (43,487)

NET CASH PROVIDED BY FINANCING ACTIVITIES 514,887      170,786

NET INCREASE (DECREASE) IN CASH            (2,688)     (32,689)

CASH, BEGINNING OF PERIOD                   2,688       32,727

CASH, END OF PERIOD                     $       -  $        38



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