Form 10KSB/A
period 1996-12-31
MIDLAND INC
filed 1997-09-10
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:   0 24736

                          Midland, Inc.
        (Exact name of registrant as specified in its charter)


                Colorado                    84 1078201
   (State or other jurisdiction of       (I.R.S. employer
    incorporation or organization)     identification number)

12528 Kirkham Court, Nos. 6 & 7, Poway, California     92064
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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On May 5, 1997, there were outstanding: (i) 1,957,217 shares of common stock and
(ii) 63,000 shares of Series A Preferred Stock convertible into 2,205,000 shares of common stock. The preferred stock is considered to be a common stock equivalent for purposes of this calculation. There were, therefore, 4,162,217 common share equivalents outstanding, of which affiliates held 1,978,703, leaving 2,183,514 common share equivalents held by non affiliates. The bid and asked prices per share of common stock on that date were $.46 and $.53, respectively, which was an average of $.495. The aggregate market value, therefore, of the voting stock equivalents held by non-affiliates on May 5, 1997, approximately was $1,080,840.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 5, 1997, there were 1,957,217 shares of common stock outstanding and 2,183,514 common share equivalents.

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

Each A Warrant entitles the holder to purchase one share of Common Stock at a price of $1.00 per share. The Warrants are currently exercisable until August 14, 2001, unless earlier redeemed. The Series A Warrants are redeemable by the Company at $.05 each on 30 days' notice at any time after February 14, 1997, if the closing bid price per share of Common Stock for ten consecutive trading days' prior to the date notice of redemption is given equals or exceeds $2.50 per share. In the event the Company gives notice of its intention to redeem, a holder would be forced either to exercise his or her Series A Warrant within 30 days after the date of notice or accept the redemption price. The exercise price of the Series A Warrants may be reduced at any time from time to time in the discretion of the Board of Directors when it appears to be in the best interests of the Company to do so. Any such reduction would impair the value to holders exercising their Warrants prior to the effective date of the reduction. The Series A Warrants contain provisions that protect the holders against dilution by adjustment of the exercise price in certain events, such as stock dividends and distributions, stock splits, recapitalization, mergers or consolidations and certain issuance's below the fair market value of the Common Stock. The Company is not required to issue fractional shares upon the exercise of a Series A Warrant. The holder of a Series A Warrant will not possess any rights as a stockholder of the Company until such holder exercises the Series
A Warrant.

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

Immediately following the execution, delivery and consummation of the Purchase Agreement, the Board of Directors was expanded to six in number and, joining Messrs. Robert W. Marsik and Mark S.Pierce to fill the empty seats on the board were, Messrs. Chris Traios, Charles Stidham, E. Robert Barbee and Arthur Malcolm. All directors have been appointed to serve until the next annual meeting of shareholders and until their successor are duly elected and qualified, or until they earlier resign or are dismissed. No director has any contractual rights to his position.

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

The Company, the Shareholders and the Subsidiaries subsequently rescinded the Purchase Agreement under applicable federal securities laws effective the date of the original acquisition; thus, for legal and accounting purposes it is as if the acquisition had never taken place. The recission resulted in (i) the return of all Series A and Series B Preferred Stock issued in the acquisition of the Subsidiaries and (ii) the resignation of Mr. Traios from the Board of Directors and from all officerial positions which he held with the Company. Mr. Marsik then assumed the positions of Chairman of the Board of Directors, Chief Executive, Financial and Accounting Officer, President and Treasurer.

Facilities: The executive offices of the Company, as of May 5, 1997, occupied approximately 2,880 square feet at 12528 Kirkham Court, Nos. 6 & 7, Poway, California 92064. The lease began on September 15, 1995, for a three year term. The telephone number at this address is (619) 679-3290. Management subsequently negotiated the release of the Company from the lease of this office and warehouse space.

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

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On May 5, 1997, there were two broker-dealers publishing quotes for the Common Stock. The high bid and low asked prices on that date were $.46 and $.53, respectively. As of May 5, 1997, there were 1,957,217 shares of Common Stock issued and outstanding which were held by 313 persons of record, as well as 63,000 shares of Series A Preferred Stock then convertible into 2,205,000 shares of Common Stock; thus, there were, for purposes of this filing, common share equivalents of 4,162,217 outstanding on May 5, 1997.

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

The Company had recurring losses from its coffee operations from inception and had a net capital deficiency at December 31, 1996, and December 31, 1995, each of which raised substantial doubts about its ability to continue as a going concern at year end. Accordingly, the auditors' report and opinion on the financial statements for the fiscal years ended December 31, 1996, December 31, 1995, and December 31, 1994, included in this filing includes an explanatory paragraph about these uncertainties.

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

The result of the above was that the Company had no cash at the 1996 year end, as compared to $32,727 at the end of 1995.

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

Liquidity and Capital Resources:

The Company, from inception and until August 14, 1996, principally relied upon two sources for its working capital for operations and expansion, cash flow generated from operations and the extension of credit by Brothers in the forms of trade account repayment terms, the advancement of fixture and delivery costs and the advancement of slotting fees to Ralph's on behalf of the Company. The Company, on August 14, 1996, received the proceeds of its secondary public offering of Units. During the fourth quarter of 1996, the Company also received the release of liabilities aggregating $707,234 as it negotiated with its creditors following the cessation of its coffee business. Prior to this, the expenses of the Company in conducting the offering and meeting those obligations incurred outside of operations and expansion were satisfied from the proceeds which resulted from a series of bridge loans. The Company has, since August 14, 1996, relied solely upon the proceeds resulting from its secondary offering, which have been insufficient to sustain operations or pay existing debt.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

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
  are convertible in whole or in
  part at any time on or before
  maturity for restricted
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

F.  License Fees and Other Commitments:

Effective December 31, 1995, the Company entered into a four-yearlicense agreement with Ralphs Grocery Company ("Ralphs"), in which the Company was charged a $100,000 license renewal fee for the right to use and occupy approximately 40 square feet at each of the licensed locations for its retail service concessions and any future locations.

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

Incentive Stock Option Plan:

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

L.  Going Concern.

The Company has suffered recurring operating losses and, at December 31, 1996, had a working capital deficiency of $844,531 and a net deficiency in assets of $671,413. These conditions raise substantial doubt about the entity's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional working capital and obtain profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

M.  Subsequent Events:

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

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.  None.

                             PART III

Item 9.  Directors and Executive Officers of the Registrant.

Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages, as of the date of the original filing of this report:

     Name             Age                 Position

Robert W. Marsik      51        Chairman of the Board of Directors,
                               Chief Executive, Financial and
                               Accounting Officer, President
                               and Treasurer

Charles L. Stidham    54       Director, Executive Vice
                               President of North American
                               Shipping and Trading Operations

E. Robert Barbee      56       Director, Vice-President

Mark S. Pierce        40       Director and Corporate Secretary

Arthur Malcolm        75       Director

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

Employment Agreements:

Mr. Marsik previously entered into an employment contract with the Company on September 1, 1995, which had a five year term ending September 1, 2000. Mr. Marsik, pursuant to this agreement, received a base salary of $100,000 per year and $500 per month as a car allowance, as well as health insurance under the Company's policy and vacation benefits. The contract was terminated on the February 18, 1997. The Company and its current officers are presently negotiating agreements as to compensation.

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

    Name of         Number of Shares             Percentage of
Beneficial Owner   Beneficially Owned               Ownership

Robert W. Marsik    189,804 - Common Stock            23.18%
                    22,142 - Series A Preferred (2)

Mark S. Pierce      585,039 - Common Stock            24.36%
                    12,254 - Series A Preferred (3)

All executive officers and directors as a
      group (2 persons)                               47.54%

1. The shares and percentages are based upon the assumed conversion of all outstanding shares of Series A Preferred Stock, which would have result in there having been 4,162,217 shares of Common Stock outstanding at May 5, 1997.
2. These shares will be automatically converted into 774,970 shares of Common Stock on October 1, 1998.
3. These shares will be automatically converted into 428,890 shares of Common Stock on October 1, 1998.

The address for Mr. Pierce is Route 106T, Story, Wyoming 82842; and the address for Mr. Marsik is 12528 Kirkham Court, Nos. 6 & 7,
Poway, California 92064. No arrangement or understanding presently exists for the election of directors or executive officers.

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

Item 13.  Exhibits and Reports on Form 8-K

None.


                           SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Poway, State of California on the 9th day of September, 1997.

MIDLAND, INC.
(Registrant)

By:  /s/ Robert W. Marsik
Robert W. Marsik, Chief Executive,
Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 9th day of September, 1996.

By:  /s/ Robert W. Marsik
Robert W. Marsik,Director
By:  /s/ Charles Stidham
Charles Stidham, Director
By:  /s/ E. Robert Barbee
E. Robert Barbee,Director