Form 10QSB
period 1997-09-30
MIDLAND INC
filed 1997-12-11
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10  QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 1997

OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 0  24736

                           Midland, Inc.
(Exact name of small business issuer as specified in its charter)

              Colorado                       84 107820
(State or other jurisdiction of   (I.R.S. employer incorporation or
organization)                         identification number)

           3863 Princess Lane                    75229
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:   (214) 357 3324

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December10, 1997, there were outstanding: approximately 17,184,077 shares of common stock and common stock equivalents.

              I.  PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements
                          MIDLAND, INC.

                         BALANCE SHEETS

ASSETS
                             September 30,    December 31,
                                     1997            1996
                              (Unaudited)

CURRENT ASSETS

Cash                             $ 6,470        $  2,688
Accounts receivable,
   no allowance deemed necessary       -          58,424
Inventories                            -           5,000
Prepaid expense and other              -          27,487

TOTAL CURRENT ASSETS               6,470          93,599

PROPERTY AND EQUIPMENT, net            -          25,795

OTHER ASSETS
License agreement, net                 -         131,250
Slotting fee, net                      -          41,448

TOTAL OTHER ASSETS                     -         172,698

                               $   6,470       $ 292,092

LIABILITIES AND
    STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                296,622        512,500
Bank overdraft                         -         76,822
Accrued expenses                       -        239,194
Current portion of long term debt      -        109,614

TOTAL CURRENT LIABILITIES        296,622        938,130

LONG TERM DEBT,
    less current portion               -         25,375

STOCKHOLDERS' DEFICIT
Preferred stock, $0.40 par value
(1,000,000 shares authorized,
54,000 and 63,000 issued and
outstanding December 31, 1996,
and September 30, 1997,
respectively)                      25,200       21,600

Common stock   $.40 par value
(10,000,000 shares authorized,
845,565 issued and outstanding
as of December 31, 1996, and
1,739,170 outstanding on
September 30, 1997)               716,468      338,226

Additional paid in capital      1,188,346      940,366

Accumulated deficit            (2,220,166)  (1,971,605)

TOTAL STOCKHOLDERS' DEFICIT      (290,152)    (671,413)

                               $    6,470    $  292,092



                          MIDLAND, INC.

                    STATEMENTS OF OPERATIONS
                            (UNAUDITED)

For the nine months ended September 30, 1997, and September 30,
1996, respectively

SALES                             $ 19,329  $ 1,697,667

COST OF SALES                        6,844      685,169

Gross profit                        12,485    1,012,498

OPERATING EXPENSES

General and administrative
     expenses                      139,226    1,691,779
Depreciation                         3,550       43,288

TOTAL OPERATING EXPENSES           142,796    1,735,067

LOSS FROM OPERATIONS              (130,291)    (722,569)
OTHER INCOME (EXPENSES)
Interest                            (2,740)     (28,691)
Other                                    -      (81,330)
TOTAL OTHER INCOME (EXPENSES)       (2,740)    (110,021)

LOSS BEFORE INCOME TAXES          (133,031)    (832,590)

Provision for income tax               800          800

NET LOSS                         $(132,231)   $(832,590)

Net loss per common share         $  (.074)     $  (.98)

Weighted average number
   of shares outstanding          1,791,970      845,567



                         MIDLAND, INC.

                  STATEMENTS OF CASH FLOWS
                        (UNAUDITED)

                         For the nine months ended September 30,
                                        1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                           $(132,231)  $(832,590)

Adjustments to reconcile
   net loss to net cash
   used in operating activities:

Depreciation                                -     43,288
Property Plant and Equipment           25,795          -

Changes in operating
    assets and liabilities:

Accounts receivable                    58,424     66,599
Inventory                               5,000     47,626
Prepaid expenses                       27,487     (3,196)
Other assets                          172,698    (23,929)

Increase (decrease) in:

Accounts payable                     (215,878)    282,596
Long Term Debt,
   Including Current Portion          (134,989)     25,926
Accrued expenses                      (239,194)          -
License Agreement                            -     100,000
Bank overdraft                         (76,822)          -

NET CASH USED IN OPERATING
                 ACTIVITIES           (509,710)  (293,641)

CASH FLOWS FROM INVESTING
      ACTIVITIES

Purchases of property and equipment          -   (176,043)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt                   -   (185,677)
Proceeds from issuance of common stock       -     17,410
Deferred Offering Costs                      -     72,060
Proceeds from additional
   paid-in-capital/offering cost             -    643,199

NET CASH PROVIDED BY
       FINANCING ACTIVITIES            513,492    546,992

NET INCREASE (DECREASE) IN CASH          3,782     77,308

CASH, BEGINNING OF PERIOD                2,688     32,727

CASH, END OF PERIOD                 $    6,470  $ 110,035



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

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 8 A.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10 Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

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

New Departures Acquisition:

On October 10, 1997 (the Closing Date), the Company executed, delivered and closed under a Plan and Agreement of Purchase (the Purchase Agreement) with the shareholders (the Shareholders) of New Departure Corporation, a Texas corporation (the Subsidiary), and the Subsidiary itself whereby the Company acquired from the Shareholders all of the outstanding proprietary interest of the Subsidiary, thereby making New Departure Corporation a wholly owned subsidiary of the Company.

The Company issued and caused to be delivered to the Shareholders, immediately subsequent to the Closing Date, 70,000 shares of its previously authorized Series B Preferred Stock (Series B Preferred Stock). The Series B Preferred Stock consists of 149,259 shares, with each outstanding share (i) to be automatically converted into 150 shares of Common Stock on October 1, 1998, or sooner at the election of the holder, (ii) being entitled to 150 votes on each matter submitted to the shareholders of the Company, with certain super majority provisions being applicable in certain instances,
(iii) not being entitled to a liquidation preference, (iv) not being redeemable and (v) not being entitled to dividends. This series has certain non dilution provisions applicable to it in the event of stock dividends, stock splits and other extraordinary corporate events. The Series B Preferred Stock is considered a common share equivalent and, therefore, the Company is considered for purposes of applicable securities laws to now have an additional 10,500,000 common shares outstanding under this series of preferred stock.

Immediately following the execution, delivery and consummation of the Purchase Agreement, the board of directors of the Company (Board of Directors) was reduced to five in number, and joining Messrs. Charles Stidham, Robert W. Marsik, E. Robert Barbee and Arthur Malcolm to fill the remaining empty seat on the board was R. Wayne Duke. All directors will serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified, or until they earlier resign or are dismissed. No director has any contractual rights to his position.

The newly constituted Board of Directors then appointed (i) Mr. Duke as Chairman of the Board of Directors and as Chief Executive Officer and President, (ii) Mr. Marsik as Executive Vice President, and (iii) Mr. Mark S. Pierce as Secretary. The board elected to defer the decision of who would serve Registrant as Chief Financial and Accounting Officer and Treasurer.

The Subsidiary is in the bearing and power transmission business and is a start up company. A division of the Subsidiary will lease Bearings and Power transmission equipment to large corporations and provide a software interchange program to distributors on a lease program. Another division of the Subsidiary will acquire obsolete inventory from distributors and liquidate inventory through an interchange program.

As a result of the acquisition of the Subsidiary, Registrant now has the following outstanding securities: (i) 2,575,217 shares of Common Stock; (ii) Bridge Loan Options which, upon exercise, will require the issuance of up to an additional 1,150,980 shares of Common Stock and additional Series A Warrants, each of which warrants will allow for the acquisition of one additional share of Common Stock; (iii) 117,396 shares of Series A Preferred Stock which, upon conversion and assuming no dividends, will require the issuance of approximately 4,108,860 shares of Common Stock, and additional Series A warrants, each of which warrants will allow for the acquisition of one additional share of Common Stock; and (iv) 70,000 shares of Series B Preferred Stock which, upon conversion and assuming no dividends, will require the issuance of approximately 10,500,000 additional shares of Common Stock. Registrant does not have a sufficiently authorized capitalization to provide for the exercise and/or conversion of all of the foregoing securities, and will, therefore, call and hold a shareholders' meeting for the purpose of increasing its capitalization. The Series A and B Preferred Stock, given their terms and conditions, are considered to be a part of the same class of securities as the Common Stock for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, and Rule 144 thereunder; thus, as of the date of this report, there were considered to be approximately 17,184,077 shares of Common Stock outstanding.

Liquidity and Capital Resources:

The Company presently has, and during the period of this report, had no source of liquidity or capital, other than such liquidity as resulted from the exercise of outstanding warrants and the receipt of proceeds therefrom.

                  PART II   OTHER INFORMATION

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

Item 2. Change in Securities: This item is not applicable to the Company for the period covered by this report.

Item 3. Defaults Upon Senior Securities: This item is not applicable to the Company for the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders:
There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5. Other Information: There is no additional information which the Company is electing to report under this item at this time.

Item 6.  Exhibits and Reports on Form 8 K:  None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of September, 1997.

MIDLAND, INC.
(Registrant)

By: /s/ R. Wayne Duke
       R. Wayne Duke, President
       and Chief Executive Officer

By /s/ R. Wayne Duke
      R. Wayne Duke, Chief Financial
      and Accounting Officer and Treasurer