Form 10KSB
period 1997-12-31
MIDLAND INC
filed 1998-12-15
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1997

          OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          Commission file number:  0 24736

                                  Midland, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

         Colorado                                               84 1078201
         --------                                               ----------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

 1999 Broadway, Ste. 3235, Denver, Colorado                        80202
 ------------------------------------------                        -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number: (303) 292  2992

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On November 30, 1998, there were outstanding: (I) 3,489,957 shares of common stock and (ii) 301,821 shares of Series A Preferred Stock convertible into approximately 12,782,120 shares of common stock. The Series A Preferred Stock is considered to be a common stock equivalent for purposes of this calculation. There were, therefore, 16,272,077 common share equivalents outstanding, of which affiliates held 143,990, leaving 16,128,087 common share equivalents held by non affiliates. There were no bid or asked quotations for the common stock on that date; thus, there was no aggregate market value for the voting stock equivalents held by non-affiliates on November 30, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 30, 1998, there were 3,489,957 shares of common stock outstanding and 16,270,077 common share equivalents.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:
None.

Item 1.  Description of Business.

Business until February 18, 1997: The Company, prior to 1997, was engaged in the sale of gourmet coffee and related products and accessories through service concessions located in a chain of grocery stores in Southern California, the most substantial number of which were in Ralph's. In late October, 1996, the Company began experiencing difficulties in its relationship with Ralph's, the result of which was that Ralph's refused to pay its invoices. This caused a default by the Company in payments due its coffee suppliers. The Company was then unable to provide coffee to its sales outlets. The sales outlets then terminated their relationship with the Company. The Company and Ralph's entered into a mutual release in February, 1997. Ralph's kept the slotting fees paid by the Company, and the Company was relieved of all liabilities claimed by Ralph's. There were no obligations between the Company and its other sales outlets. Subsequently, the Company settled outstanding liabilities to many of its other creditors.

Secondary Offering: The Company, on August 14, 1996, completed a secondary offering to the public of 54,000 units (Units), each Unit consisting of one share of Series A Preferred Stock (Series A Preferred Stock) and fifty Redeemable Common Stock Purchase Warrants (Series A Warrants).

     Series A Preferred Stock: The Series A Preferred Stock was to have been automatically converted into shares of common (Common Stock) on October 1, 1998; however, there were an insufficient number of shares authorized to provide for conversion. The Company has allowed preferred shareholders who request conversion in writing to obtain shares of Common Stock, but there is no assurance it will continue to be able to do so given the authorized capitalization of the Company. The Company anticipates calling and holding an annual meeting of shareholders during April, 1999, and, in addition to the election of directors, will place on the ballot a proposal to increase its authorized capitalization to an amount sufficient to provide for conversion. Until conversion is effected, each share of Series A Preferred Stock is entitled to 35 votes on each matter submitted to a vote to the Common Stock as if the two classes, common and preferred, constituted one class. Each share of Preferred Stock is currently convertible into approximately 42.35 shares of Common Stock.

The Company, on or about May 18, 1998, during the tenure of Mr. Daniel W. Fisher, declared a stock dividend on its Series A Preferred Stock. The dividend announced would have resulted in the Company issuing one additional share of Series A Preferred Stock for each two shares outstanding on the date of declaration. This would have resulted in their being 50% more shares of Series Preferred Stock outstanding after the dividend than are actually now outstanding. The dividend has not been distributed, however, due to the difficulties which arose between the Company and its former transfer agent, Signature Stock Transfer. The Company has not determined what, if anything, it will do so bring this distribution into effect. All statements regarding share figures in this filing are to pre dividend shares.

     Series A Warrants: Each Series A Warrant originally entitled the holder to purchase one share of Common Stock (Warrant Share) at an exercise price of $1.00 per Warrant Share until August 14, 2001. The strike price was reduced to $.50 per share on or about May 18, 1998. Series A Warrants are subject to redemption by the Company at a price of $0.05 each on thirty days prior written notice; provided, however, that the closing sales price per share for the Common Stock has equaled or exceeded $2.50 for ten consecutive trading days. The Company presently has no right to call the Series A Warrants.

Mega-Hell  and Mill Agro  Acquisitions:  On February 18, 1997  (MegaHel  Closing
Date), the Company closed under a Plan and Agreement of Purchase (MegaHel Purchase Agreement) with the shareholders (MegaHel Shareholders) of MILL-AGRO (HELLAS) SA, a Panamanian company, and MEGAHEL NAUTICAL SA, a Greek company (both of which business entities are collectively referred to as the MegaHel Subsidiaries). The Company acquired from the MegaHel Shareholders all of the outstanding proprietary interest of the MegaHel Subsidiaries, which made them wholly-owned subsidiaries.

The Company subsequently changed its name from America's Coffee Cup, Inc., to Midland, Inc., as a result of this acquisition.

The  Company  issued  to the  MegaHel  Shareholders  74,604  shares  of Series A
Preferred Stock and 149,259 shares of a Series B Preferred Stock (Series B Preferred Stock). The Board of Directors was then expanded to six in number, and joining Messrs. Marsik and Pierce were Messrs. Christos Traios, Charles Stidham, Arthur Malcolm and E. Robert Barbee. The newly constituted board then appointed Mr. Traios Chairman of the Board of Directors, Chief Executive Officer and President, Mr. Marsik Executive Vice-President, Chief Financial Officer and
Treasurer, Mr. Stidham Executive Vice-President (Managing Director) of North American Shipping and Trading Operations, (d) Mr. Barbee Vice-President and Mr. Pierce Secretary.

     Series B Preferred Stock: The Series B Preferred Stock consisted of 149,259 shares, with each share (1) to have been automatically converted into 150 shares of Common Stock on October 1, 1998, or sooner at the election of the holder, (2) having been entitled to 150 votes on each matter submitted to the shareholders of the Company, with certain super majority provisions being applicable in certain instances, (3) having been entitled to a liquidation preference, (4) not being redeemable and (5) not being entitled to dividends. This series had certain non dilution provisions applicable to it in the event of stock dividends, stock splits and other extraordinary corporate events. As of the date of this report, there were no outstanding shares of this series and it ceased to exist by its terms due to the Common Stock conversion features.

The Company, the MegaHel Shareholders and the MegaHel Subsidiaries subsequently rescinded the MegaHel Purchase Agreement under applicable federal securities laws effective the date of the original acquisition; thus, for legal and accounting purposes it is as if the acquisition had never taken place. The recision resulted in (1) the return of all Series A and Series B Preferred Stock issued in the acquisition of the MegaHel Subsidiaries and (2) the resignation of Mr. Traios from the Board of Directors and from all officerial positions which he held with the Company. Mr. Marsik then assumed the positions of Chairman of the Board of Directors, Chief Executive, Financial and Accounting Officer, President and Treasurer. Mr. Stidham then resigned from all positions held with the Company, Mr. Pierce having previously resigned as a director on May 13, 1998.

New Departures Acquisition: On October 10, 1997 (New Departures Closing Date), the Company closed under a Plan and Agreement of Purchase (New Departures Purchase Agreement) with the shareholders (New Departures Shareholders) of New Departure Corporation, a Texas corporation (New Departures), and New Departures itself. The Company acquired from the New Departures Shareholders all of the outstanding proprietary interest of New Departures, which made New Departures a wholly owned subsidiary.

The Company issued to the New Departures Shareholders 70,000 shares of Series B Preferred Stock. Mr. R. Wayne Duke then joined Messrs. Marsik, Barbee and Malcolm on the Board of Directors. The board then appointed (1) Mr. Duke as Chairman of the Board of Directors, Chief Executive Officer and President, (2) Mr. Marsik Executive Vice President, and (3) Mr. Pierce Secretary. The board elected to defer the decision of who would serve as Chief Financial and Accounting Officer and Treasurer. The New Departures Shareholders and New Departures undertook to deliver audited financial statements of New Departures as of and for the period beginning at inception of New Departures up to and including September 30, 1997, all as required by applicable securities laws. Mr. Stidham resigned all positions with the Company on October 10, 1997, and Mr. Marsik did the same on December 18, 1997.

The Company, the New Departures Shareholders and New Departures, on January 22, 1998, rescinded the New Departures Purchase Agreement under applicable federal securities laws effective the date of the original acquisition; thus, for legal and accounting purposes it is as if the acquisition had never taken place. The recision resulted in (1) the return of all Series B Preferred Stock issued in the acquisition of New Departures and (2) the resignation of all then officers and directors of the Company, with the exception of Mr. Duke, who remained a director of the Company.

ArconEnergy Acquisition: On January 22, 1998 (Arcon Closing Date), the Company closed under a Plan and Agreement of Purchase (Arcon Purchase Agreement) with the shareholders (Arcon Shareholders) of Arconenergy, Inc., a Texas corporation (ArconEnergy), and ArconEnergy. The Company acquired from the Arcon Shareholders all of the outstanding proprietary interest of ArconEnergy, which made ArconEnergy a wholly owned subsidiary. The Arcon Shareholders received 140,943 shares of Series B Preferred Stock. The Board of Directors was reconstituted and joining Mr. Duke were Messrs. Daniel W. Fisher, Edward Fisher, John H. Spriggs and James R. Clark. The newly constituted board then appointed (1) Mr. Daniel W. Fisher Chairman of the Board of Directors and Chief Executive Officer, (2) Mr. Spriggs President and Chief Operating and Financial Officer, (3) Mr. Willard G. McAndrew, III, Senior Vice President/Investments and (4) Mr. Pierce Secretary.

The Arcon Shareholders and ArconEnergy on the Arcon Closing Date undertook to deliver audited financial statements of ArconEnergy as of and for the period beginning at the inception of ArconEnergy up to and including November 30, 1997, all as required by applicable securities laws. Further, the Arcon Shareholders and ArconEnergy represented and warranted, among other things, that the patents pertaining to a product referred to as DF 144 would have an audited value of $16,000,000 (U.S.) and that certain oil and gas assets would have an audited value of $25,000,000 (U.S.), leaving a minimum shareholders' equity for the ArconEnergy of approximately $41,000,000 (U.S.).

On June 15, 1998, the Company rescinded its acquisition of ArconEnergy due to the fraud perpetrated by Mr. Daniel W. Fisher in obtaining the execution and delivery of the Arcon Purchase Agreement. In accordance with the recision, all shares of ArconEnergy held by the Company were returned to the former shareholders of ArconEnergy and the Company became entitled to obtain the return of all shares issued to the Arcon Shareholders. Mr. Spriggs returned all 46,831 shares of Series B Preferred Stock held by him to the Company immediately following June 15, 1998. Mr. Daniel W. Fisher returned the remaining shares of Series B Preferred Stock issued in the acquisition of ArconEnergy on August 21, 1998.

The recision was based on the: (1) failure of ArconEnergy to deliver the agreed on financial statements required pursuant to applicable securities regulations,
(2) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the ownership of the patents and certain oil and gas rights which they claimed to own through ArconEnergy; (3) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the value of these patents and oil and gas rights under Generally Accepted Accounting Principles; (4) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the outstanding liabilities of ArconEnergy; (5)
misrepresentations of ArconEnergy and Mr. Daniel W. Fisher concerning the capital structure of ArconEnergy; (6) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the outstanding liabilities of ArconEnergy; and (7) various other misrepresentations of ArconEnergy and Mr. Daniel W. Fisher. The Company learned of these misrepresentations on Friday, June 12, 1998, and acted on them on Monday, June 15, 1998. Mr. Daniel W. Fisher was given notice of and an opportunity to defend these matters at a properly called board meeting held in Dallas, Texas, and was allowed to attend by telephone and be represented by legal counsel. A majority of the directors of the Company were present at the meeting and a quorum was established. Mr. Fisher notified the board of his intention of being present at this meeting; however, he failed to appear, as did his attorney.

Immediately following the recision, on June 15, 1998, two of the remaining three members of the Board of Directors resigned, those being Messrs. Spriggs and Clark. The Board of Directors then consisted of Messrs. Duke and Pierce, the latter of whom was appointed a director at a second meeting immediately following the first on this date, and who was then appointed to serve as CEO, President and Treasurer of the Company. Mr. Duke resigned all positions with the Company on July 16, 1998.

On July 9, 1998, the Company filed a complaint (No. 98 D 1495) against ArconEnergy, St. Andrews, Inc. (an affiliate of Mr. Fisher's), Daniel W. Fisher and Morgan Guaranty, Ltd. (another affiliate of Mr. Fisher's), in the federal United States District Court for the District of Colorado. The complaint alleges that the defendants defrauded the Company and violated federal and state securities acts and state common law principles (1) in obtaining the Arcon Purchase Agreement and the issuance of the Series B Preferred Stock thereunder,
(2) in issuing 180,000 shares of Series A Preferred Stock and 9,000,000 Series A Warrants to affiliates of Mr. Fisher; (3) in the sale of 42,004 shares of Series A Preferred Stock in exchange for approximate cash proceeds of $570,060 and the
(4) the misappropriation of those funds. As of the date of this report, all of the defendants had been served and defaults obtained. The Company has made application for a final judgment against all defendants.

The Company on August 21, 1998, entered into an agreement with Mr. Daniel W. Fisher and his two affiliates, St. Andrews, Inc., and Morgan Guaranty, Ltd., whereby Mr. Daniel W. Fisher returned 134,800 shares of Series A Preferred Stock, 9,000,000 Series A Warrants and all of the remaining shares of Series B Preferred Stock then outstanding to the Company, all of which have been surrendered to treasury. In addition, Mr. Daniel W. Fisher paid to the Company the sum of approximately $615,964.98, half of which was agreed to be released to the mediator for resolving the disagreements between the parties. In addition, Mr. Fisher agreed to surrender to the Company all securities and money held in a brokerage account in the United States and to surrender the accounting records of the Company. Subsequently, the Company learned that there were no securities or cash in the United States brokerage account, and Mr. Fisher refused to return the accounting records; thus, the Company declared the agreement to be null and void and is again pursuing judgments against Mr. Fisher and his affiliates.

Other Acquisitions: It has come to the attention of the Company that an agreement was executed and delivered, but never closed under, with one Mr.
Stephen King and pertaining to Jet View Holdings. Contrary to the assertion of Mr. King, as he announced to the media without the authority of the Company, Jet View was never acquired since the agreement lapsed by its terms prior to closing. Furthermore, Mr. King was never officially appointed to serve on the Board of Directors. The Company also negotiated for and obtained a commitment to acquire two separate corporations, DRC, Inc., and Disk Man. Both agreements failed to close.

Series A and B Preferred Stock Reconciliations: There were 54,000 shares of Series A Preferred Stock and no shares of Series B Preferred Stock outstanding at December 31, 1996. At November 30, 1998, there were 301,821 shares of Series A Preferred Stock and no shares of Series B Preferred Stock outstanding.

On February 17, 1997, the Company issued 74,604 shares of Series A Preferred Stock and 149,259 shares of Series B Preferred Stock to the MegaHel Shareholders. On February 17, 1997, the Company also issued 41,617 shares of Series A Preferred Stock to officers and directors in recognition of their services. The MegaHel acquisition was subsequently rescinded, and the 74,604 shares of Series A Preferred Stock and 149,259 shares of Series B Preferred Stock issued were returned to treasury. Also on August 29, 1997, an officer and director was issued 29,000 shares of Series A Preferred Stock in recognition of services prior to that date. On October 10, 1997, the Company issued 70,000 shares of Series B Preferred Stock to the New Departure Shareholders. Subsequently, on January 22, 1998, this acquisition was rescinded and the 70,000 shares of Series B Preferred Stock were returned to treasury. On January 22, 1998, the Company issued 140,493 shares of Series B Preferred Stock to the Arcon Shareholders. On February 6, 1998, a former officer and director was issued
90,000 shares of Series A Preferred Stock in recognition of his services from August 29, 1997, through January 21, 1998. From February through April, 1998, a former officer and director of the Company, Mr. Daniel W. Fisher, conducted a private offering of Series A Preferred Stock, the result of which was the issuance of 42,004 shares for cash of approximately $570,060. In May, 1998, Mr. Daniel W. Fisher, misappropriated 180,000 shares of Series A Preferred Stock, of which 134,800 were retrieved and returned to treasury in August and September of 1998; thus, 45,200 shares were irretrievably sold into market. Subsequently, on June 15, 1998, the ArconEnergy acquisition was rescinded, and the 140,493 outstanding shares of Series B Preferred Stock returned to treasury.

In summary, as of the date of this report, there were 301,821 shares of Series A Preferred Stock and no shares of Series B Preferred Stock outstanding. The following tables reconcile the discussion in the foregoing paragraph:

Series A:

 54,000    Secondary Offering      August 16, 1996
 41,617    Officers and Directors  February 17, 1997
 74,604    MegaHell Acquisition    February 17, 1997
(74,604)   MegaHell Recission      August 29, 1997
 29,000    Officer and Director    August 29, 1997
 90,000    Officer and Director    February 6, 1998
 42,004    Private Offering        February through April, 1998
 45,200    Daniel W. Fisher        May, 1998

301,821

Series B:

 149,259   MegaHell Acquisition        February 17, 1997
(149,259)  MegaHell Recission          August 29, 1997
  70,000   New Departure Acquisition   October 10, 1997
 (70,000)  New Departure Recission     January 22, 1998
 140,493   ArconEnergy Acquisition     January 22, 1998
(140,493)  ArconEnergy Recission       June 15, 1998

There were 70,617 shares of Series A Preferred Stock issued during 1997; thus, there were 124,617 shares of Series A Preferred Stock outstanding at December 31, 1997. There were no shares of Series B Preferred Stock outstanding at year end due to the recission of the MegaHel and New Departures acquisitions. There were 125,504 shares of Series A Preferred Stock issued during the first quarter of 1998; thus, there were 250,121 shares of Series A Preferred Stock outstanding at March 31, 1998. There were no shares of Series B Preferred Stock outstanding at the end of the first quarter of 1998 due to the recission of the ArconEnergy acquisition. There were 51,700 shares of Series A Preferred Stock issued during the second quarter of 1998; thus, there were 301,821 shares of Series A Preferred Stock outstanding at June 30, 1998. No shares were issued during the third quarter of 1998; thus, the number of outstanding shares at that date remained 301,821 in number.

Common  Stock  Reconciliation:   There  were  845,567  shares  of  Common  Stock
outstanding at December 31, 1996. At November 30, 1998, there were 3,489,957 shares outstanding.

On February 17, 1997, 552,640 shares of Common Stock were issued to directors. There were 725,000 shares of Common Stock issued from January 10, 1997, through December 11, 1997, pursuant to the exercise of previously issued warrants to bridge loan holders. On July 29, 1997, 500,000 shares of Common Stock were issued to officers and directors under an Incentive Stock Ownership Plan. The Company, on March 31, 1998, issued 200,000 shares of Common Stock under a contract with a third party, Mr. Stephen King, in exchange for an agreement to pay $100,000. The 200,000 shares were issued, but the $100,000 was never received and is still owed. During the second quarter of 1998, approximately 449,306 Series A Warrants were exercised. On September 30, 1998, the Company issued 217,444 shares to an individual in satisfaction of debt.

In summary, as of the date of this report, there were 3,489,957 shares of Common Stock outstanding. The following table reconciles the discussion in the foregoing paragraph:

Common Stock:

  845,567   Previously Issued Shares  December 31, 1996
  552,640   Directors                 February 17, 1997
  725,000   Bridge Loan Holders       February through December, 1997
  500,000   Officers and Directors    July 29, 1997
  200,000   Third-Party               March 31, 1998
  449,306   Series A Warrants         Second Quarter of 1998
  217,444   Debt Settlement           September 30, 1998

3,489,957

There were 1,777,640 shares of Common Stock issued during 1997; thus, there were 2,623,207 shares of Common Stock outstanding at December 31, 1997. There were 200,000 shares of Common Stock issued during the first quarter of 1998; thus, there were 2,823,207 shares of Common Stock outstanding at March 31, 1998. There were 449,306 shares of Common Stock issued during the second quarter of 1998; thus, there were 3,272,513 shares of Common Stock outstanding at June 30, 1998. There were 217,444 shares of Common Stock issued during the third quarter of 1998; thus, there were 3,489,957 shares of Common Stock outstanding at September 30, 1998. In December, 1998, two holders of Series A Preferred Stock were allowed to convert their shares into Common Stock since there were sufficient common shares so as to allow for conversion. The Company is allowing holders of Series A Preferred Stock who request conversion in writing to convert to Common Stock; however, there is no assurance that the Company will be able to continue to allow these requests since there is insufficient capitalization so as to allow for the conversion of all shares of Series A Preferred Stock at the present time.

Liquidating Trust: The Company, on June 30, 1998, announced that it had established a liquidating trust for the purpose of gathering all of the assets of the Company on that date and then, first, providing for the payment of administrative and collection expenses, secondly, providing for the payment of all creditors and, finally, distributing the remainder to shareholders. Subsequent to the date of the establishment of the liquidating trust it became apparent that the Company would not have sufficient funds to provide for the administration costs and expenses and the satisfaction of creditors; therefore, the Company, as the grantor of the trust, elected not to fund its corpus, the practical effect of which is that the trust will be dissolved as if it had never been created.

Order Suspending Trading: The Securities and Exchange Commission (Commission) on August 18, 1998, issued an order suspending trading in the securities of the Company claiming a lack of current and accurate information and because of questions regarding the accuracy and adequacy of information disseminated by and about the Company. The concerns related to, among other things: (1) the assets and liabilities of the Company; (2) the identity and assets of the businesses the Company had announced plans to acquire; (3) the current operations and business prospects of the Company; (4) the composition and involvement in affairs of the Company by management; (5) the possible misappropriation of assets by officers of the Company; and (6) the failure of the Company to file the reports required under the Securities Exchange Act of 1934. The order suspended trading from August 18, 1998, through August 31, 1998. The Company has been informed by the National Association of Securities Dealers, Inc. (NASD), that, before trading may resume in its securities, an NASD member must sponsor the Company for the purpose of publishing a quote. The Company, therefore, has devoted its efforts towards fully and accurately addressing each issued raised by the Commission in the issuance of the order suspending trading and is now current in its reports. At the date of this report, the Company is seeking an NASD member to sponsor its securities for trading, once again, on the OTC Bulletin Board maintained by the NASD.

Pending Acquisition: The Company, during August, 1998, announced to the public that it had reached an agreement in principal to acquire several entities based in Greece which are involved in shipping and trading in the Mediterranean and Black Sea regions. These entities are affiliated with Mr. Traios, the individual discussed above in this item under Mega Hell and Mill Agro Acquisitions. Since the previous recision of these acquisitions, Mr. Traios has expanded his businesses and has obtained additional equity funding. Due to the cessation of trading occasioned by the Commission, the pursuit of this acquisition was placed in abeyance until such time as the Company could assure Mr. Traios that the filings by the Company with the Commission under the Securities Exchange Act of 1934 were current and accurate. The Company is now current in its reports and is again pursuing the announced acquisition, although definitive terms and conditions have not been reached. There can be no assurance the Company will be successful in this endeavor.

Year 2000 Issues: The Company has evaluated all internal software against anticipated Year 2000 concerns, and believes, first, that its business will not be substantially affected, and, secondly, that it has no significant exposure to contingencies related to this from past business. The Company has initiated a project to upgrade all internal software and to conduct testing on its information technology to further ensure that all aspects of its business will be Year 2000 compliant. The Company believes that these procedures, which are expected to be completed by December 31, 1998, will have no material effect on the Company or its business contacts and will not require any material expenditures or other material diversion of resources.

Facilities: The executive offices of the Company, as of November 30, 1998, were located at 1999 Broadway, Ste. 3235, Denver, Colorado 80202. The space is being provided free of charge by counsel to the Company. There is no separate telephone number at this address, but calls are being accepted at (303) 292 2992.

Item 2.  Description of Properties.

The Company owns no real property.

Item 3.  Litigation.

Fisher Federal Court Litigation: On July 9, 1998, the Company filed a complaint (No. 98 D 1495) against Mr. Daniel W. Fisher, ArconEnergy, St. Andrews, Inc. (an affiliate of Mr. Fisher's), and Morgan Guaranty, Ltd. (another affiliate of Mr. Fisher's), in the United States District Court for the District of Colorado. The complaint alleges that the defendants defrauded the Company and violated federal and state securities acts and state common law principles (1) in obtaining the Arcon Purchase Agreement and the issuance of the Series B Preferred Stock under that agreement, (2) in issuing 180,000 shares of Series A Preferred Stock and 9,000,000 Series A Warrants to Mr. Fisher indirectly through his affiliates, those being St. Andrews, Inc, and Morgan Guaranty, Ltd., and (3) in the sale of 42,004 shares of Series A Preferred Stock in exchange for approximate cash proceeds of $570,060 and the mis appropriation of those funds. As of the date of this report, all of the defendants had been served, defaults taken and a default judgment motion made against them.

The Company on August 21, 1998, entered into an agreement with Mr. Daniel W. Fisher and two of his affiliates, St. Andrews, Inc., and Morgan Guaranty, Ltd., whereby Mr. Fisher returned 134,800 shares of Series A Preferred Stock,
9,000,000 Series A Warrants and all of the remaining shares of Series B Preferred Stock then outstanding to the treasury of the Company. In addition, Mr. Fisher paid to the Company the sum of $614,164.98, half of which was agreed to be released to the mediator for resolving the disagreements between the parties. In addition, Mr. Fisher agreed to surrender to the Company all securities and money held in a brokerage account in the United States and to surrender the accounting records of the Company. Subsequently, the Company learned that there were no securities or cash in the United States brokerage account, and Mr. Fisher refused to return the accounting records; thus, the Company declared the agreement to be null and void and is again pursuing judgments against Mr. Fisher and his affiliates.

Matossian and Fidiparex S.A.: In December, 1995, counsel for Robert Matossian and Fidiparex, S.A., demanded the rescission of and subsequent conversion into Common Stock of promissory notes which the Company had executed and delivered in favor of certain persons who were then affiliated with the Company, including Mr. Pierce. The complaint as filled alleged, among other things, breach of fiduciary duty to the Company. The suit was filed in San Diego, California, Superior Court (Case No. 704105). Counter-claims were filed by the defendants alleging breach of contract and fiduciary duty to the Company, securities fraud and other related claims. The suit was settled during the first quarter of 1998 at no expense to the Company or Mr. Pierce.

Office Park Litigation: In March, 1997, the Company was sued by the owner of the office park facility in which its Los Angeles operations were located. The suit claimed that the Company had breached the lease of the premises and sought damages for rent from the date of the claimed breach through the end of the lease. The suit was ultimately settled by the Company relinquishing the space with no additional liability .

DayStar Litigation: On May 14, 1998, Business Growth Fund of Southern California, LP, and Daystar Partners, Inc., sued the Company in Los Angeles Superior Court (Case No. BC191159) alleging that the Company failed to deliver to them Common Stock and warrants which they claim to have been entitled as a result of their agreements concerning certain bridge loans to the Company during 1996, the proceeds of which were used, in part, to provide for the secondary offering made by the Company in August, 1996, and further claiming moneys due to them in regards of their exercise of certain bridge loan warrants issued them. The Company has not been served with the suit, but has responded by letter to the plaintiffs informing them that they have no basis for the suit and seeking to find an accommodation so as to avoid the incurrence of unnecessary legal fees. If served, the Company intends to vigorously defend the suit.

Abraham & Christiansen, Inc. Judgement: On September 26, 1997, a former creditor received a judgement in the state of Florida, which it domesticated in the state of California, against the Company amounting to $55,506. In conjunction with the judgement, a lien from the state of California was placed on Company property. As of the date of the judgement and lien, the Company held no property in the State of California. Management believes for the judgement and lien to be effective, they must first litigate the case in the state where the services claimed were performed, which did not occur. If such an action were to be commenced, the Company intends to vigorously defend the matter.

StockstoWatch.Com Threat: The Company has been informed that it is currently the defendant in a suit by Stockstowatch.com, Inc., filed in the Twelfth Judicial Circuit Court in Sarasota County, Florida (Case No. 98 5426 CA 01), although no service of process has yet been effected. Management has spoken to a representative of the plaintiff, Mr. Stephen King, and has been informed that the plaintiff does not currently intend to pursue litigation. The complaint, as presented to the Company, claims that plaintiff entered into a consulting contract with the Company pursuant to which the Company inexplicably issued 200,000 shares of Common Stock without receiving the agreed on cash therefor and then somehow breached the contract by refusing to deliver an additional 400,000 shares of Common Stock and 10,000 shares of Series A Preferred Stock. There is no record of there ever having been a demand of the Company for payment under the contract, nor is there any indication the plaintiff performed its end of the bargain. The Company had, prior to the initiation of the suit, demanded payment for the 200,000 shares of Common Stock given to the plaintiff without consideration, and had agreed to the surrender of approximately 160,000 of the 200,000 shares issued and the payment of $20,000 cash; however, plaintiff breached this oral agreement and elected to file the complaint instead. The Company has informed counsel to plaintiff that Florida has no basis for entertaining the matter and that the Company will vigorously defend against the claims made. Subsequent to the initiation of the complaint, Stockstowatch.com, Inc., and Mr. King were named in a civil securities fraud suit brought by the Securities and Exchange Commission in Florida alleging that Stockstowatch.com, Inc., and Mr. King engaged in scalping in their promotion of the securities of several corporations, including those of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market: The Common Stock, until August 18, 1998, was traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol MIDL. On that date, the U.S. Securities and Exchange Commission suspended trading in all securities of the Company until August 31, 1998. The Company has been informed by the NASD that trading on the Bulletin Board will not recommence until such time as the Company is again current in its reports under applicable securities laws and resubmits the filed reports to the NASD for review and comment. The Company is now current in its reports under applicable securities laws and is attempting to find an NASD member firm to sponsor resubmission and qualification of the securities of the Company with the NASD on the Bulletin Board.

The following table sets forth the range of high and low bid prices per share of Common Stock, as reported by the NASD, for the periods indicated.

Year Ended December 31, 1996:
1st Quarter                    $1.00       $0.875
2nd Quarter                     2.375       1.00
3rd Quarter                     1.50        0.50
4th Quarter                     1.0625      0.125

Year Ended December 31, 1997:
1st Quarter                    $1.25       $0.25
2nd Quarter                     0.5625      0.3125
3rd Quarter                     0.75        0.125
4th Quarter                     0.71875     0.1875

Year Ended December 31, 1998
1st Quarter                     0.875       0.30
2nd Quarter                     2.46875     0.25

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On November 30, 1998, there were no quotations for the securities of the Company due to the order of the Securities and Exchange Commission discussed above. As of November 30, 1998, there were 3,489,957 shares of Common Stock issued and outstanding, and 301,821 shares of Series A Preferred Stock issued and outstanding. The preferred shares were then convertible into approximately 12,782,120 shares of Common Stock; thus, there were, for purposes of this filing, approximate common share equivalents of 16,272,077 issued and outstanding on November 30, 1998.

Dividends: Since inception the Company has not paid any cash dividends on the Common Stock. Any declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital expenditure requirements, and general business conditions. There are no restrictions currently in effect which preclude the Company from granting dividends. It is the current intention of the Company, however, to retain any earnings in the foreseeable future to finance the development of its business.

Series A Preferred Stock Dividend: The Company, on or about May 18, 1998, during the tenure of Mr. Daniel W. Fisher, declared a stock dividend on its Series A Preferred Stock. The dividend announced would have resulted in the Company issuing one additional share of Series A Preferred Stock for each two shares outstanding on the date of declaration. This would have resulted in their being 50% more shares of Series Preferred Stock outstanding after the dividend than are actually now outstanding. The dividend has not been distributed, however, due to the difficulties which arose between the Company and its former transfer agent, Signature Stock Transfer. The Company has not determined what, if anything, it will do to bring this distribution into effect. All statements regarding share figures in this filing are to pre dividend shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this report.

The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1997, each of which raise substantial doubts about the ability of the Company to continue as a going concern. Accordingly, the auditors' report and opinion included in this report contain an explanatory paragraph about these uncertainties.

Results of Operations: The Company, as a result of the cessation of its coffee business and the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1997; thus, no meaningful comparison can be made to prior years since the Company was then engaged in the coffee business.

Liquidity and Capital Resources: The Company, from inception and until August 14, 1996, the date on which a secondary offering of stock was concluded, had two sources of working capital for its operations and expansion, those being the cash flow generated from existing operations and the extension of credit by its coffee supplier. The Company, during the final quarter of 1995 and until August 14, 1996, relied on a series of bridge loans to provide for the expenses incurred in conducting the secondary public offering. The secondary offering closed on August 14, 1996, and a substantial portion of the proceeds received from the offering were used to repay the bridge loans incurred. During the fourth quarter of 1996, the Company negotiated a release of its contract with Ralph's and subsequently received the release of liabilities aggregating
$707,234 from creditors following the cessation of its coffee business in exchange for partial payments against the debt owed. The Company, subsequent to August 14, 1996, and through December, 1997, relied on the proceeds received from the exercise of outstanding bridge loan warrants registered under the secondary offering to provide liquidity. Since December, 1997, the Company has principally relied on the cash proceeds resulting from the Fisher settlement and the exercise of Series A Warrants to provide operating capital. On November 19, 1998, the Company made a loan to an unaffiliated entity of approximately $90,000. The advance was made on a short term basis at an above market rate, with the Company receiving common shares of the entity as a loan fee. The loan is presently a performing asset.

Item 7.  Financial Statements.


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of MIDLAND, INC. (Formerly America's Coffee Cup, Inc.):


We have audited the accompanying balance sheet of Midland, Inc. (formerly America's Coffee Cup, Inc.) (a Colorado corporation) as of December 31, 1997 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland, Inc. (formerly America's Coffee Cup, Inc.) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

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



San Diego, California
October 30, 1998

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                                  BALANCE SHEET

                                                               DECEMBER 31, 1997
                                                               -----------------
                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash
                                                                  $     7,984
             TOTAL CURRENT ASSETS
                                                                        7,984

             TOTAL ASSETS                                         $     7,984


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
    Accounts payable (Note B)                                     $   245,223
    Accounts payable related
          parties (Note C)                                            274,000
    Notes payable (Note D)                                             45,000
    Accrued interest                                                   21,991
    Accrued payroll taxes                                               8,510

       TOTAL CURRENT LIABILITIES                                      594,724

COMMITMENTS AND CONTINGENCIES
      (Note B, F, G, L, M)                                               --

SHAREHOLDERS' DEFICIT
 Series A preferred stock, $0.40 par value,
    360,000 shares authorized,
    124,617 issued and outstanding (Note G)                            49,847
  Series B preferred stock $0.40 par value,
    149,259 authorized, no shares issued
    or outstanding                                                       --
 Common stock, $0.40 par value,
    10,000,000 shares authorized, 2,623,207
     shares issued and outstanding (Note G)                           753,494
Additional paid-in-capital                                          1,125,504
Accumulated deficit                                                (2,515,585)

            TOTAL SHAREHOLDERS' DEFICIT                              (586,740)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICI                        $     7,984



   The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                            STATEMENTS OF OPERATIONS


                                                         For the years ended
                                                   December 31,     December 31,
                                                       1997             1996
                                                       ----             ----

REVENUES                                           $    13,422      $ 2,087,694

COST OF SALES                                            5,937        2,278,618

GROSS PROFIT (LOSS)                                      7,485         (190,924)

OPERATING EXPENSES
   General and administrative
        expenses                                       993,530          857,807
   Depreciation                                          3,550           56,000

TOTAL OPERATING EXPENSES                               997,080          913,807

LOSS FROM OPERATIONS                                  (989,595)      (1,104,731)

OTHER INCOME (EXPENSES)
  Interest expense                                      (4,057)         (78,691)
  Finance expense                                      (17,500)            --
  Loss on disposition of
     equipment (Note N)                                (17,681)        (305,818)
  Other                                                   --             17,533

TOTAL OTHER INCOME (EXPENSES) (39,238)                (366,976)

LOSS BEFORE INCOME TAXES
AND  EXTRAORDINARY ITEM                             (1,028,833)      (1,471,707)

Income Taxes (Note E)                                    1,600              800

NET LOSS BEFORE
  EXTRAORDINARY ITEM                                (1,030,433)      (1,472,507)
Extraordinary item,
   net of tax (Note K)                                 486,453          707,234

NET LOSS                                           $  (543,980)     $  (765,273)

NET LOSS PER COMMON SHARE
    BEFORE EXTRAORDINARY ITEM                      $     (0.50)     $     (1.76)

Extraordinary item                                         .24              .84

NET LOSS PER COMMON SHARE                          $     (0.26)     $      (.92)

WEIGHTED AVERAGE NUMBER OF SHARES
            OUTSTANDING                              2,073,820          838,313



   The accompanying notes are an integral part of these financial statements.


                                                         MIDLAND, INC.
                                             (Formerly America's Coffee Cup, Inc.)
                                        STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                                           Additional                      Total
                                       Preferred Stock                 Common Stock          Paid-in     Accumulated   Shareholders
                                     Shares        Amount          Shares       Amount       Capital       Deficit        Deficit
                                     ------        ------          ------       ------       -------       -------        -------


Balance, December 31, 1995                --     $      --         802,043   $   320,816   $   366,373   $(1,206,332)   $  (519,143)


Issuance of common stock
 for convertible debt (Note J)            --            --          43,524        17,410        61,340          --           78,750


Issuance of preferred stock as
 part of initial public offering        54,000        21,600          --            --         512,653          --          534,253


Net loss                                  --            --            --            --            --        (765,273)      (765,273)


Balance, December 31, 1996              54,000   $    21,600       845,567   $   338,226   $   940,366   $(1,971,605)   $  (671,413)



Issuance of stock for services          70,617        28,247     1,052,640       131,580       108,146          --          267,973


Issuance of stock for cash                --            --         725,000       283,688        76,992          --          360,680

Net loss                                  --            --            --            --            --        (543,980)      (543,980)


Balance, December 31, 1997             124,617   $    49,847     2,623,207   $   753,494   $ 1,125,504   $(2,515,585)   $  (586,740)



                            The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                       For the years ended
                                                   December 31,     December 31,
                                                      1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                           $(543,980)       $(765,273)
 Adjustments to reconcile
   net loss to net cash used
   in operating activities:
  Depreciation and amortization                         3,550           56,000
  Loss on disposition of equipment                     17,681          305,818
  Write off of intangibles                            172,698             --
  Issuance of stock
           for services (Note J)                      267,973             --
  Extraordinary item -
      extinguishment of
      debt (Note K)                                  (486,453)        (707,234)

 Changes in assets and liabilities:
  Accounts receivable                                  58,424           72,031
  Inventories                                           5,000          130,776
  Prepaid expense and other                            27,487          (11,491)
  Other assets                                           --            172,698
  Accounts payable                                    403,187          253,043
  Bank overdraft                                      (74,134)          74,134
  Accrued expenses                                   (208,693)          47,376

NET CASH USED IN
OPERATING ACTIVITIES                                 (357,260)        (372,122)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                    (7,781)            --
 Proceeds from disposal of
     property and equipment                            12,345          (76,553)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                    4,564          (76,553)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from conversion of debt
      to common stock                                    --             78,750
 Proceeds from issuance of
      preferred stock                                    --            534,253
 Payments on long-term debt                              --           (197,055)
 Proceeds from issuance
      of common stock                                 360,680             --

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                  360,680          415,948

NET INCREASE (DECREASE) IN CASH                         7,984          (32,727)

CASH, BEGINNING OF YEAR                                  --             32,727

CASH, END OF YEAR                                   $   7,984        $    --



   The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

A.  Organization and Summary of Significant Accounting Policies:

Organization: The Company was incorporated as FOA Industries, Inc. (FOA) under the laws of the State of Delaware on February 10, 1988. On June 19, 1989, FOA acquired all of the assets and liabilities of A.C.C., a California limited partnership engaged in the retail gourmet coffee business. In conjunction with this transaction, A.C.C. and its general partner, America's Coffee Cup, Inc. (a California corporation), were dissolved and the Company changed its name to America's Coffee Cup, Inc. During November 1995, the Company changed its state of incorporation from Delaware to Colorado. On January 30, 1997, the Company changed its name to Wayward Ventures, Inc. On February 17, 1997, the Company changed its name from Wayward Ventures, Inc. to Midland, Inc., in conjunction with an acquisition which was subsequently rescinded. During 1997, the Company ceased operating in the retail coffee business.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

Revenue Recognition: The Company recognizes revenue from product sales upon shipment to the service concessions located within the stores.

Loss Per Share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. At December 31, 1997 and 1996, basic and dilutive loss per share are the same. The net loss per share calculations reflect the effect of stock dividends and stock splits. As required by SFAS No. 128, prior year loss per share amounts have been restated. Loss per share for the years ended December 31, 1996 did not change as a result of this restatement.

Income Taxes: Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Concentration of Credit Risk: The Company's sales are substantially all from one large grocery retailer located in Southern California.

Fair Value of Financial Instruments: The carrying amount for cash approximates the fair value due to the short period to maturity of the instruments. The fair value of notes payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. Carrying amounts of notes payable approximates fair value.

B. Accounts Payable: At December 31, 1997, the majority of accounts payable consist of balances due on settlement of previous accounts payable balances. A majority of the agreements were entered into in March 1997 and called for payment of 10% of the previous outstanding balance in consideration for the entire balance. Vendors may consider the agreements null and void due to the Company's failure to pay the obligations, and therefore, the Company is contingently liable for $697,616 of previously forgiven accounts payable.

C. Accounts Payable Related Parties: At December 31, 1997, the Company has an accounts payable balance of $121,000 to Mark Pierce, President, Director and CEO of the Company, for legal services provided to the Company. Additionally, the Company has accounts payable at December 31, 1997 totaling $153,000 for consulting services, to Charles Stidham, a former director, which was paid with common stock in 1998 (Note J).

D. Notes Payable: The Company has notes payable to a group of foreign investors totaling $45,000 which are unsecured. Interest is payable at 9% and all unpaid principal and interest was due December 31, 1997. Notes are convertible in whole or in part at any time on or before maturity for "restricted" common shares at a conversion rate of $9 per share. In 1996, the Company modified the conversion price to $2 per share. The notes are past due.

E. Income Taxes: The provision for income taxes for the years ended December 31, 1997, and 1996 consisted solely of the $800 minimum California franchise tax.

The Company's total deferred tax assets as of December 31 were as follows:

                                                     1997               1996
                                                     ----               ----

Net operating loss carryforward                  $ 1,319,000        $   850,000
Valuation allowance                               (1,319,000)          (850,000)

Net deferred tax assets                          $      --          $      --

A valuation allowance has been established for the entire amount of the deferred tax asset. The likelihood of full utilization by the Company of the net operating losses incurred to date over the available carryover period is highly unlikely based upon the change of ownership tax rules and on the current operations of the Company. The increase in the valuation allowance from December 31, 1996 to December 31, 1997 was $469,000.

The Companies net operating loss carryforwards expire as follows:

Year Ending
December 31,      Federal        California
------------      -------        ----------

1998               $    -          $ 102,400
1999                    -             34,100
2000                    -            361,500
2001                    -            573,700
2002                    -            544,000
2003               38,400                  -
2004              183,700                  -
2005              327,600                  -
2006              252,200                  -
2007              205,600                  -
2008               34,900                  -
2009              721,200                  -
2010            1,149,200                  -
2011              544,000                  -

Total          $3,456,800         $1,615,700

The realization of any future income tax benefits from the utilization of net operating losses has been determined to be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three year period, the net operating loss is limited. As a result of the conversion of the one year convertible notes into common stock, the Company has determined that the net operating losses are limited.

The net operating loss carryfowards have been limited to approximately $60,000 per year until expiration. Losses generated after the conversion date will not be limited by any change that resulted from the conversion of the one year convertible notes.

F. License Fees and Other Commitments: Effective December 31, 1995, the Company entered into a four year license agreement with Ralphs Grocery Company ("Ralphs"), in which the Company was charged a $100,000 license renewal fee for the right to use and occupy approximately 40 square feet at each of the licensed locations for its retail service concessions and any future locations.

The Company recorded its portion of the license fee at cost and amortized the fee over four years. Amortization expense for the year ended December 31, 1996 was $87,500, which was included in cost of sales. Due to the cancellation of the agreement, the balance of the fees were written off in 1997.

In addition to the renewal fee, the Company paid rent to Ralphs an amount equal to $1,000 for each four week period per location or 10% of total retail sales, whichever is greater. The Company incurred rent expense of $0 and $757,412, for the years ended December 31, 1997 and 1996, respectively. The rental agreement with Ralphs was canceled during 1997.

G.  Shareholders' Deficit:

Series A Preferred Stock: Of the 1,000,000 shares of preferred stock, the Company designated 360,000 shares as Series A preferred stock. Each share of Series A preferred stock will automatically convert into 42.35 shares of common stock on October 1, 1998. Each share of Series A preferred stock is entitled to thirty five votes with the Series A preferred stock and common stock voting together as though they constitute one class.

Series A Warrants : In connection with the secondary offering concluded August 16, 1996, the Company authorized the issuance of up to 5,205,650 Series A Warrants (including 405,000 Series A Warrants that may be issued upon exercise of the Underwriters' over allotment option, 270,000 Warrants which are issuable pursuant to the Underwriters Warrants and 652,050 Warrants together with an equivalent number of shares of common stock for issuance upon the conversion of the Series A preferred stock) and has reserved an equivalent number of shares of common stock for issuance upon exercise of the Series A warrants actually issued. Each warrant will entitle the holder to purchase one share of common stock at a price of $.50 per share. The warrants are currently exercisable and are separately traded until August 14, 2001, unless earlier redeemed. The Series A warrants are redeemable by the Company at $.05 per warrant, upon 30 days' notice, at any time after February 14, 1997, if the closing bid price per share of the common stock for ten consecutive trading days' prior to the date of notice of redemption is given equals or exceeds $2.50 per share. In the event the Company gives notice of its intention to redeem, a holder would be forced either to exercise their Series A warrant within 30 days after the date of notice or accept the redemption price.

The exercise price of the Series A warrants may be reduced at any time and from time to time at the discretion of the Board of Directions when it appears to be in the best interests of the Company to do so. Any such reduction would impair the value to holders exercising their warrants prior to the effective date of the reduction.

The following is a summary of activity involving Series A Warrants:

Warrants outstanding at December 31, 1995                  --

Warrants issued                                       2,700,000
Warrants exercised                                         --

Warrants outstanding and December 31, 1996            2,700,000

Warrants issued to officers for services              2,080,850
Warrants exercised                                         --

Warrants outstanding at December 31, 1997             4,780,850


Series B Preferred Stock:

In connection with acquisitions, the Company issued 149,259, 70,000, and 140,493 shares of Series B preferred stock. The shares of preferred stock may be immediately converted into 150 shares of common stock for each share of Series B preferred stock at any time at the option of the Holder. The stockholders are entitled to 150 votes and are not entitled to liquidation preferences or dividends. The acquisitions were rescinded and the stock was returned in 1997 and 1998, and therefore, no shares are reported as outstanding at December 31, 1997.

Incentive Stock Option Plan: During 1995, the Company adopted an employee incentive stock option (ISO) plan authorizing the issuance of common stock options for up to 500,000 shares of common stock over a 10 year period beginning September 1, 1995. On July 31, 1997, the Board of Directors issued all options available under the plan. During 1997, the options where exercised and common stock was issued at $.125 per share in exchange for services. Accordingly, $62,500 is included in operating expenses for the year ended December 31, 1997.

Bridge Loan Warrants: In conjunction with certain bridge loans obtained for the purpose of completing the public offering in 1996, the Company issued warrants to purchase 1,809,955 units, each unit consisting of one share of common stock and two warrants at a price of $.39 per unit. During 1997, warrants were exercised and 707,000 shares of common stock were issued at $.50 per share which generated capital of $353,500. In accordance with the issuances, the Company agreed to pay $.11 per share to the bridgeholders. However, management contends the bridgeholders did not meet their obligations under the transaction and therefore, is not obligated to pay $.11 per share to the bridgeholders (Note M).

H. Supplemental Cash Flow Information: Cash paid for interest and income taxes for the years ended December 31, 1997 and 1996:

                                 December 31,        December 31,
                                     1997               1996
                                     ----               ----

Interest                           $  --               $78,691
Income taxes                       $   800             $   800

I. Termination Agreement: On August 23, 1995, the Company entered into an agreement (the Supply Termination Agreement) with BGC. Under the terms of the Supply Termination Agreement, the Company and BGC terminated the obligation of the Company to purchase its supply of coffee exclusively from BGC and further agreed to the restructuring and repayment of certain debt with BGC. During 1997, the Company and BGC renegotiated the debt to $160,000 which is included in accounts payable.

J. Related Party Transactions: On February 17, 1997, the Company issued 41,617 shares of Series A preferred stock, totaling $68,791, 1,830,500 Series A warrants and 552,640 shares of common stock totaling $69,080 to officers and directors of the Company. On July 31, 1997, another 500,000 shares of common stock were issued to officers and directors under the ISO totaling $62,500. On August 29, 1997, the Company issued 29,000 shares of Series A preferred stock amounting to $58,000 to a former director in exchange for his services as an officer and director of the Company from February 17, 1997 through August 29, 1997. On February 6, 1998, the Company issued another 90,000 shares of Series A preferred stock amounting to $180,000 and 4,500,000 Series A warrants to this former officer and director in exchange for his services rendered from August 29, 1997, through January 22, 1998 (Note C). During 1997, the Company paid consulting fees amounting to $19,500 to officers and directors of the Company. Additionally, the Company paid Mark Pierce 14,826 shares of common stock valued at $24,508 and cash of $9,040 for legal services performed. Common stock issued in exchange for services were valued at the market price of the stock on the date of issuance.

K. Extraordinary Item: Under terms of certain settlement agreements entered into with creditors, the Company, through a negotiator, has reduced its liabilities and debt related to its coffee operations by $486,453 and $707,234 for the years ended December 31, 1997 and 1996, respectively.

L. Going Concern: As shown in the accompanying financial statements, the Company incurred net operating losses of $543,980 and $765,273 for the years ended
December 31, 1997 and 1996, respectively. As of December 31, 1997, current liabilities exceed current assets by $586,740. These factors as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities creates substantial doubt about the Company's ability to continue as a going concern.

Subsequent to year end, the Company  received  working capital from two sources:
(1) the receipt of proceeds from the sale of securities by Mr. Fisher and his affiliates (Note M), which was to have been in settlement of those claims which the Company had against Mr. Fisher and his affiliates, each of whom subsequently breached the settlement agreement; and (2) the exercise of Series A Warrants. The funds received are not sufficient to provide for the satisfaction of all liabilities, including contingent liabilities, which are currently outstanding or which are being asserted against the Company; however, management believes that the Company will be able to obtain full and complete settlements with its creditors, whether contingent or otherwise, and that, subsequent to these settlements, it will have sufficient working capital reserves in which to pursue its business plan. Further, the Company anticipates that it will be able to effectuate its business plan and make an acquisition which will allow it to move forward as a going concern. However, there can be no assurance that any of the foregoing will occur.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional working capital and obtain profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

M.  Contingencies:

Fisher: On July 9, 1998, the Company filed a compliant (No. 98 D 1495) against Mr. Daniel W. Fisher, Arcon Energy, St. Andrews, Inc. (an affiliate of Mr. Fisher's), and Morgan Guaranty, Ltd. (another affiliate of Mr. Fisher's), in the United States District Court for the District of Colorado. The compliant alleges that the defendants defrauded the Company and violated federal and state securities acts and state common law principles (I) in obtaining the Arcon Purchase Agreement and the issuance of the Series B preferred stock thereunder,
(ii) in issuing 180,000 shares of Series A preferred stock and 9,000,000 Series A warrants to Mr. Fisher indirectly through his affiliates, those being St. Andrews, Inc. and Morgan Guaranty, Ltd., and (iii) in the sale of 42,044 shares of Series A preferred stock in exchange for approximate cash proceeds of $570,060 and the misappropriation of those funds.

On August 21, 1998, the Company entered into an agreement with Mr. Daniel W. Fisher and two of his affiliates, St. Andrews Inc. and Morgan Guaranty Ltd. whereby Mr. Fisher returned 134,800 shares of Series A preferred stock, 9,000,000 Series A warrants and all of the remaining shares of Series B preferred stock then outstanding to the treasury of the Company. In addition, in September, 1998 Mr. Fisher paid the Company the sum of $614,165, half of which was agreed to be released to the mediator for resolving the disagreements between the parties. In addition, Mr. Fisher agreed to surrender to the Company all securities and money held in a brokage account in the United States and to surrender the accounting records of the Company. Subsequently, the Company learned that there were no securities or cash in the United States brokage account, and Mr. Fisher refused to return the accounting records; thus, the Company declared the agreement to be null and void and is again pursuing judgements against Mr. Fisher and his affiliates in the Federal District Court action discussed in the preceding paragraph.

Matossian and Fidiparex S.A.: In December 1995, counsel for Robert Matossian and Fidiparex S.A. demanded recession of and subsequent conversion into common stock of notes which the Company had entered into with certain affiliates, alleging among the claims, breach of fiduciary duty to the Company. The suit was filed in San Diego, California, Superior Court (Case No. 704105). Counter claims were filed alleging breach of contract and fiduciary duty to the Company, securities fraud and other related claims. The suit was settled during the first quarter of 1998 at no expense to the Company.

Office Park Litigation: In March 1997, the Company was sued by the owner of the office park facility in which its Los Angeles operations were located. The suit claimed that the Company had breached the lease and sought damages for rent from the date of the claimed breach, December 1996, through the end of the lease in September 1998. The suit was ultimately settled by the Company relinquishing the space with no additional liability.

DayStar Litigation: On May 14, 1998, Business Growth Fund of Southern California, L.P. and DayStar Partners, Inc. sued the Company in Los Angeles Superior Court (Case No. BC191159) alleging that the Company failed to deliver to them warrants which they claim to have been entitled to as a result of their agreements concerning certain bridge loans to the Company during 1996, the proceeds of which were used, in part, to provide for the secondary offering made by the Company in August 1996, and further claiming $77,770 due to them in regards of their exercise of certain bridge loan warrants issued them. The Company is seeking to find an accommodation. The Company believes it is unlikely it will pay the amount claimed. If served, the Company intends to vigorously defend the suit.

Abraham & Christiansen, Inc. Judgement: On September 26, 1997, a former creditor received a judgement in the state of California against the Company amounting to $55,506. In conjunction with the judgement, a lien from the State of California was placed on Company property. As of the date of the judgement and lien, the Company held no property in the State of California. Management believes for the judgement and lien to be effective, they must take place in the state the company operates. Further, if such actions occur in the state it operates, the Company intends to vigorously defend its position. At December 31, 1997, there were no liabilities recorded as a result of the judgement.

N. Disposal of Equipment: During the fourth quarter of 1996, the Company had removed its store equipment and fixtures from all locations and began to liquidate its coffee operations. Accordingly, the Company had scrapped the majority of its fixed assets and applied them to satisfy approximately $170,000 of accounts payable to product suppliers. During 1997, the Company sold or disposed all of the remaining fixed assets. As a result, the Company has recorded losses from disposal of property and equipment of $17,681 and $305,818 at December 31, 1997 and 1996, respectively.

O. Loss Per Share: The following reconciles amounts reported in the financial statements for the years ended December 31, 1997 and 1996, respectively:

                                                           1997
                                          --------------------------------------
                                          Income (loss)      Shares    Per share
                                           (Numerator)    (Denominator)  Amount
                                           -----------    -------------  ------

Income (loss) from
   continuous operations                   $(1,030,433)          --     $   --
Less preferred stock dividends                    --             --         --

Income (loss) from
  available to common share-
  holders                                   (1,030,433)     2,073,820   $  (.50)

Extraordinary item                             486,453           --         .24

Income (loss) available to common share-
holders - basic earnings per share         $  (543,980)     2,073,820   $  (.26)

                                         Income (loss)      Shares    Per share
                                          (Numerator)    (Denominator)  Amount
                                          -----------    -------------  ------

Income (loss) from
  continuous operations                   $(1,472,507)          --     $   --
Less preferred stock dividends                   --             --         --

Income (loss) from available
  to common share holders
  basic earnings per share                 (1,472,507)       838,313   $  (1.76)

Extraordinary item                            707,234           --          .84

Income (loss) available to common share-
holders - diluted earnings per share      $  (765,273)       838,313   $   (.92)

During 1997 and 1996, the Company had warrants and stock options outstanding, each convertible into common stock. In addition, during 1997 and 1996, the Company had convertible preferred stock outstanding (Note G), each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the years presented, due to their anti dilutive effects based on the net loss reported each year. During 1998, 865,750 shares of common stock has been issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

The Company has had several changes in its directors and executive officers during the period at issue and to the date of this report. Following is a synopsis of the directors and executive officers of the Company during the time periods indicated:

October 1, 1996, through December 10, 1996:

Robert W. Marsik,     Chairman of the Board,
                      CEO, President, CFO, Treasurer
Roger F. Tompkins     Director
Mark S. Pierce        Director

December 11, 1996, through February 17, 1997:

Robert W. Marsik      Chairman of the Board,
                      CEO, President, CFO, Treasurer
Mark S. Pierce        Director

February 18, 1997, through May 13, 1997:

Chris Traios          Chairman of the Board of Directors, CEO, President
Robert W. Marsik      Director, CFO, Treasurer and Vice-President
E. Robert Barbee      Director, Vice-President
Charles Stidham       Director, Managing Director of North American
                      Shipping and Trading
Arthur Malcolm        Director
Mark Pierce           Director

May 14, 1997, through August 29, 1997:

Chris Traios          Chairman of the Board of Directors, CEO, President
Robert W. Marsik      Director, CFO, Treasurer and Vice-President
E. Robert Barbee      Director, Vice-President
Charles Stidham       Director, Managing Director of North American
                      Shipping and Trading
Arthur Malcolm        Director

August 30, 1997, through October 10, 1997:

Robert W. Marsik      Chairman of the Board, CEO, President, CFO, CAO
                      and Treasurer
E. Robert Barbee      Director, Vice-President
Arthur Malcolm        Director
Charles Stidham       Director, Managing Director of North American
                      Shipping and Trading Operations

October 11, 1997, through December 18, 1997

R. Wayne Duke         Chairman of the Board, CEO, President, beginning
                      October 10, 1997
Robert W. Marsik      Director, Executive Vice-President
E. Robert Barbee      Director, Vice-President
Arthur Malcolm        Director

December 19, 1997, through January 21, 1998

R. Wayne Duke         Chairman of the Board, CEO, President
E. Robert Barbee      Director, Vice-President
Arthur Malcolm        Director
Anne DeuPree          Secretary

January 22, 1998, through June 5, 1998

Daniel W. Fisher           Chairman of the Board, CEO
Edward Fisher              Director
John H. Spriggs            Director, President, COO and CFO
Willard G. McAndrew, III   Sr. Vice-President/Investments
James R. Clark             Director
R. Wayne Duke              Director

June 6, 1998, through June 15, 1998:

John H. Spriggs            Chairman, CEO, President, Treasurer
James R. Clark             Director
R. Wayne Duke              Director

June 16, 1998, through July 16, 1998:

Mark S. Pierce             Director, CEO, President, CFO and Treasurer
R. Wayne Duke              Director

July 17, 1998, through November 30, 1998:

Mark S. Pierce             Director, CEO, President, CFO and Treasurer

The Company has been informed that Mr. Stephen King unilaterally made an announcement to the public that he had become a director during 1997. This was not true, as the acquisition proposed by Mr. King did not close and, therefore, he was never appointed bo the Board of Directors.

Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages, as of the date of the filing of this report:

     Name            Age        Position
     ----            ---        --------

Mark S. Pierce        41        Director, President, CEO, CFO and Treasurer

Profiles of Directors and Executive Officers:

Mr. Pierce was a director of the Company from October, 1994, until May, 1997, and again from June 15, 1998, to the date of this report. He was Secretary from October, 1994, until December, 1997, and again from January 22, 1998, until June 15, 1998. Mr. Pierce became the sole executive officer of the Company on June 15, 1998, and maintained that capacity through the date of this report. From September 1, 1993, until April 7, 1995, Mr. Pierce was the President and a director of a small, privately-held merchant banking firm with six employees, including himself. Prior to September 1, 1993, Mr. Pierce was engaged in the private practice of law in Denver, Colorado. Mr. Pierce graduated from the University of Wyoming in Laramie, Wyoming, in May, 1979, with a Bachelor of Science degree in Accounting with Honors. He passed his examination as a Certified Public Accountant in May, 1979, in his first sitting. Mr. Pierce received his Juris Doctorate from the University of Colorado in Boulder, Colorado, during May of 1983. He is a member of the American, Colorado and Denver County Bar Associations.

Mr. Pierce, in December, 1997, was named in a civil suit initiated by the Securities and Exchange Commission in the Federal District Court for the Southern District of New York. (The original case number in New York, prior to severance and removal to Colorado, was 97 Civ. 9303.) The suit claims that Mr. Pierce, along with Mr. Marsik and several others, engaged in fraudulent conduct regarding the market for the Common Stock during the period beginning September, 1995, and ending in August, 1996. Messrs. Pierce and Marsik vehemently deny the claims , having been advised by several parties that the claims are frivolous and groundless; further, they have obtained the severance of the claims against them from the remainder of the claims contained in the original complaint and the removal of their case to the Federal District Court for the District of Colorado. (The case number in Colorado is 98 S 1295.) The parties are currently in the process of negotiating a case management order and have yet to initiate discovery. The Company was not named in this suit.

No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Item 10.  Executive Compensation.

The following table sets forth information concerning the compensation paid to all executive officers during 1997 and 1996.

                           Summary Compensation Table
                               Annual Compensation

Name                Principal Position (1)  Year      Salary        Bonus
----                ----------------------  ----      ------        -----

Robert W. Marsik    President CEO,CFO       1997     $      0     $44,284(2)
                                            1996      100,000           0


(1) Mr. Pierce was not an executive officer during the period covered by this report; consequently, he received no compensation from the Company in this regards. (2) On termination of his employment agreement, Mr. Marsik received 26,791 shares of Series A Preferred Stock and 1,217,800 Series A Warrants. The figure in this table is the market value of these securities as determined by the independent members of the Board of Directors on that date.


Employment Agreements: Mr. Robert W. Marsik entered into an employment contract with the Company on September 1, 1995, which had a five year term ending September 1, 2000. Pursuant to this agreement, Mr. Marsik received a base salary of $100,000 per year, $500 per month as a car allowance, health insurance benefits and vacation benefits. The contract was mutually terminated without any further obligation of the Company on February 17, 1997.

Item 11.  Security Ownership of Management and Certain Others.

The following table sets forth certain information regarding the beneficial ownership as of November 30, 1998, of the Common Stock by (1) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

     Name of                 Number of Shares                 Percentage of
Beneficial Owner            Beneficially Owned                Ownership (1)
----------------            ------------------                -------------

Mark S. Pierce        3,400 - Series A Preferred (2)(3)
Route 107T
Story, WY 82842

All executive officers and directors as a group (one person)(3)

1. These shares and percentages are based upon the assumed conversion of all outstanding shares of Series A Preferred Stock, on November 30, 1998, which would have resulted in there having been 16,270,077 shares of Common Stock outstanding on that date.

2.   These shares are convertible into 143,990 shares of Common Stock.

3.   Less than one percent.

Item 12.  Certain Transactions.

The Company, on February 17, 1997, issued 26,791 shares of Series A Preferred Stock and 1,217,800 Series A Warrants (valued at $44,284, the market price therefor) to Mr. Marsik in recognition of (1) his serving the Company without payment in full for these services and (2) his services in wrapping up the former operations of the Company, which involved more time and effort than could have been reasonably asked of him. The foregoing was approved by the independent members of the board. Further on February 17, 1997, the Company issued 14,826 shares of Series A Preferred Stock and 612,700 Series A Warrants (valued in the aggregate at $24,508, the market price therefor) and 397,360 shares of Common Stock (valued at $47,205, the market price therefor) to Mr. Pierce in exchange for the forgiveness of overdue attorneys fees and costs. These share issuances were approved by the independent members of the board. Finally on February 17, 1997, the Company issued 175,000 shares of Common Stock (valued at $21,875, the market price therefor) to Mr. Roger F. Tompkins in exchange for his services as a director prior to his resignation in December, 1996.

On July 31, 1997, after his resignation from the Board of Directors and from all positions as an executive officer, the board granted Mr. Pierce 100,000 shares of Common Stock under the ISOP, and granted to themselves the remaining 400,000 shares of Common Stock available under the plan.

The Company, on August 29, 1997, issued 29,000 shares of Series A Preferred Stock (valued at $58,000, the market price therefor) to Mr. Charles Stidham in exchange for his services as an officer and director of the Company. On February 6, 1998, the Company issued another 90,000 shares of Series A Preferred Stock and 4,500,000 Series A Warrants (valued in the aggregate at $180,000, the market price therefor) to Mr. Stidham in exchange for his services to the Company from August 29, 1997, to January 22, 1998.

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

Item 13.  Exhibits and Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on the 14th day of December, 1998.

           MIDLAND, INC.
-----------------------------------
           (Registrant)


By:/s/ Mark S. Pierce
   --------------------------------
   Mark S. Pierce, Chief Executive,
   Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 14th day of December, 1998.


By: /s/ Mark S. Pierce
   --------------------------------
   Mark S. Pierce, Director