Form 10QSB
period 1998-03-31
MIDLAND INC
filed 1998-12-18
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 1998

          OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from______________ to________________

                        Commission file number: 0 24736

                                  Midland, Inc.
                                  -------------
       (Exact name of small business issuer as specified in its charter)

            Colorado                                            84-1078201
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                1999 Broadway, Ste. 3235, Denver, Colorado 80202
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

I. PART I  FINANCIAL INFORMATION


Item 1. Financial Statements

                                  MIDLAND, INC.

                                 BALANCE SHEETS


                                                     March 31,      December 31,
       ASSETS                                          1998             1997
       ------                                          ----             ----
                                                   (Unaudited)
CURRENT ASSETS
Cash                                               $   162,232      $     7,984
Subscription receivable                                100,000                0
Investment in subsidiary                               329,000                0

TOTAL CURRENT ASSETS                               $   591,232      $     7,984

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
Accounts payable                                   $   237,498      $   245,223
Accounts payable:
   related parties                                     121,000          274,000
Notes payable                                           45,000           45,000
Accrued expenses                                        23,004           21,991
Accrued payroll taxes                                    8,510            8,510

TOTAL CURRENT LIABILITIES                              435,012          594,724

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred stock,
  $0.40 par value (360,000 shares
  authorized, 124,617 and
  250,121 issued and outstanding
  December 31, 1997 and March
  31, 1998, respectively)                              136,049           49,847
Common stock, $0.40 par value
 (10,000,000 shares authorized,
  2,623,207 and 2,823,207 issued
  and outstanding as of
  December 31, 1997 and March
  31, 1998, respectively)                              909,709          753,494
Additional paid in capital                           1,845,647        1,125,504
Accumulated deficit                                 (2,735,185)      (2,515,585)

TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                                  156,220         (586,740)

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                            $   591,232      $     7,984

                                  MIDLAND, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the three months ended
                                                 ------------------------------
                                                  March 31,           March 31,
                                                    1998                1997
                                                    ----                ----

SALES                                            $         0        $    19,329

COST OF SALES                                              0              6,844

Gross profit                                               0             12,485

OPERATING EXPENSES
  General and administrative                         220,863            120,125
  Depreciation                                             0              3,550

TOTAL OPERATING EXPENSES                             220,863            123,675

LOSS FROM OPERATIONS                                (220,863)          (111,190)

OTHER INCOME (EXPENSES)
  Interest income                                      1,264                  0
  Interest expense                                         0             (2,740)

LOSS BEFORE INCOME TAXES                            (219,599)          (113,930)

Provision for income tax                                   0                800

NET LOSS                                         $  (219,599)       $  (114,730)

Net loss per common share                        $      (.08)       $      (.14)

Weighted average number
   of shares outstanding                           2,823,207            845,565

                                  MIDLAND, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the three months ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                          1998           1997
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                             $(219,599)     $(114,730)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
         Depreciation                                          0          3,550
  Gain on sale of property
   and equipment                                               0         (7,782)

Changes in operating assets and liabilities:

  Accounts receivables                                         0         24,615
  Inventory                                                    0          5,000
  Prepaid expenses                                             0        (22,968)
  Other assets                                                 0         43,525

Increase (decrease) in:

  Subscription receivables                              (100,000)             0
  Accounts payable                                        (7,726)        17,425
  Accounts payable: related party                       (153,000)             0
  Accrued expenses                                         1,013       (137,174)
  Bank overdraft                                               0        (76,822)

NET CASH USED IN
     OPERATING ACTIVITIES                               (479,312)      (265,361)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary                              (329,000)             0

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long term debt                                   0         (1,176)
  Net proceeds from long term debt                             0        129,580
  Proceeds from sale of
   series A preferred stock                              86,2020              0
  Proceed from sale of
   common stock                                          156,215              0
  Proceeds from additional
   paid in capital                                       720,143        242,780

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                  962,560        371,184

NET INCREASE IN CASH                                     154,248        105,823

CASH, BEGINNING OF PERIOD                                  7,984          2,688

CASH, END OF PERIOD                                    $ 162,232      $ 108,511

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

New Departures Acquisition and Recission: On October 10, 1997 (New Departures Closing Date), the Company closed under a Plan and Agreement of Purchase (New Departures Purchase Agreement) with the shareholders (New Departures Shareholders) of New Departure Corporation, a Texas corporation (New Departures), and New Departures itself. The Company, the New Departures
Shareholders and New Departures, on January 22, 1998, rescinded the New Departures Purchase Agreement under applicable federal securities laws effective the date of the original acquisition; thus, for legal and accounting purposes it is as if the acquisition had never taken place. The recision resulted in (1) the return of all Series B Preferred Stock issued in the acquisition of New Departures and (2) the resignation of all then officers and directors of the Company, with the exception of Mr. Duke, who remained a director of the Company.

ArconEnergy Acquisition and Recision: On January 22, 1998 (Arcon Closing Date), the Company closed under a Plan and Agreement of Purchase (Arcon Purchase Agreement) with the shareholders (Arcon Shareholders) of Arconenergy, Inc., a Texas corporation (ArconEnergy), and ArconEnergy. The Company acquired from the Arcon Shareholders all of the outstanding proprietary interest of ArconEnergy, which made ArconEnergy a wholly owned subsidiary. The Arcon Shareholders received 140,943 shares of Series B Preferred Stock. The Board of Directors was reconstituted and joining Mr. Duke were Messrs. Daniel W. Fisher, Edward Fisher, John H. Spriggs and James R. Clark. The newly constituted board then appointed
(1) Mr. Daniel W. Fisher Chairman of the Board of Directors and Chief Executive Officer, (2) Mr. Spriggs President and Chief Operating and Financial Officer,
(3) Mr. Willard G. McAndrew, III, Senior Vice President/Investments and (4) Mr. Pierce Secretary.

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

Series A:
---------

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

Series B:
---------

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

In summary, as of the date of this report, there were 3,489,957 shares of Common Stock outstanding. The following table reconciles the discussion in the foregoing paragraph:

Common Stock:
-------------

  845,567   Previously Issued Shares  December 31, 1996
  552,640   Directors                 February 17, 1997
  725,000   Bridge Loan Holders       February/December, 1997
  500,000   Officers and Directors    July 29, 1997
  200,000   Third Party               March 31, 1998
  449,306   Series A Warrants         Second Quarter of 1998
  217,444   Debt Settlement           September 30, 1998
3,489,957

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

Reduction in Strike Price of Series A Warrants: Each Series A Warrant originally entitled the holder to purchase one share of Common Stock (Warrant Share) at an exercise price of $1.00 per Warrant Share until August 14, 2001. The strike price was reduced to $.50 per share on or about May 18, 1998. Series A Warrants are subject to redemption by the Company at a price of $0.05 each on thirty days prior written notice; provided, however, that the closing sales price per share for the Common Stock has equaled or exceeded $2.50 for ten consecutive trading days. The Company presently has no right to call the Series A Warrants.

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

Results of Operations: The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1997, each of which raised substantial doubts about the ability of the Company to continue as a going concern. The Company, as a result of the cessation of its coffee business, the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1997 or 1998; thus, no meaningful comparison can be made to prior periods. The Company generated no sales or cost of sales during the period, and incurred only general and administrative expenses of $220,863 in regards of its operations.

At March 31, 1998, the Company reported a cash balance of $162,232 and an investment in subsidiary of $329,000. (The subsidiary was ArconEnergy.) This cash was misappropriated by Mr. Fisher and/or invested in ArconEnergy , and became the basis of the law suit discussed below under Part II, Item 1: Fisher Federal Court Litigation. The subsidiary investment was subsequently written off as a loss when the acquisition of ArconEnergy was rescinded. At that date there was also a subscription receivable in the amount $100,000 from Mr. King and his StockstoWatch.com which was subsequently written off as uncollectible. This is further discussed below under Part II, Item 1: StockstoWatch.com Threat. Accounts payable at March 31, 1998, aggregated$121,000 to related parties. This represented a $153,000 decrease from year end which was the result of the delivery of 90,000 shares of Series A Preferred Stock to a former officer and director in exchange for his services from August 29, 1997, through and including January 22, 1998. The sum of $153,000 was accrued at year end for these services and an additional $27,000 was incurred during the first quarter of 1998, all of which was satisfied through the delivery of the stock. The remaining $121,000 in related party accounts payable was subsequently satisfied as well.

Subsequent to the period covered by this report, the Company made a loan to an unaffiliated entity of approximately $90,000 on a short term basis at an above market rate and invested $22,500 in common stock from this entity.

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

                            PART II-OTHER INFORMATION

Item 1.  Litigation.

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

Matossian and Fidiparex S.A.: In December, 1995, counsel for Robert Matossian and Fidiparex, S.A., demanded the rescission of and subsequent conversion into Common Stock of promissory notes which the Company had executed and delivered in favor of certain persons who were then affiliated with the Company, including Mr. Pierce. The complaint as filled alleged, among other things, breach of fiduciary duty to the Company. The suit was filed in San Diego, California, Superior Court (Case No. 704105). Counter claims were filed by the defendants alleging breach of contract and fiduciary duty to the Company, securities fraud and other related claims. The suit was settled during the first quarter of 1998 at no expense to the Company or Mr. Pierce.

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

Item 2.  Change in Securities.

This item is not applicable to the Company.

Item 3.   Defaults Upon Senior Securities.

This item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is not applicable to the Company.

Item 5.  Other Information.

This item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8 K.

This item is not applicable to the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of December, 1998.

MIDLAND, INC.
(Registrant)


By: /s/ Mark S. Pierce
   --------------------------------
   Mark S. Pierce, Chief Executive,
   Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 14th day of December, 1998.


By: /s/ Mark S. Pierce
   --------------------------------
Mark S. Pierce, Director