Form 10QSB
period 1998-06-30
MIDLAND INC
filed 1998-12-18
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 1998

          OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

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

I. PART I  FINANCIAL INFORMATION


Item 1. Financial Statements

                                  MIDLAND, INC.

                                 BALANCE SHEETS

                                                     June 30,       December 31,
       ASSETS                                          1998             1997
       ------                                          ----             ----
                                                   (Unaudited)
CURRENT ASSETS
Cash                                               $   238,601      $     7,984
Subscription receivable                                100,000                0
Investment in subsidiary                               529,967                0

TOTAL CURRENT ASSETS                               $   868,568      $     7,984

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable                                   $   237,498      $   245,223
Accounts payable:
   related parties                                     121,000          274,000
Notes payable                                           45,000           45,000
Accrued expenses                                        24,017           21,991
Accrued payroll taxes                                    8,510            8,510

TOTAL CURRENT LIABILITIES                              436,025          594,724

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred stock,
  $0.40 par value (360,000 shares
  authorized, 124,617 and
  301,821 issued and outstanding
  December 31, 1997 and June
  30, 1998, respectively)                              156,728           49,847
Common stock, $0.40 par value
 (10,000,000 shares authorized,
  2,623,207 and 3,272,,513 issued
  and outstanding as of
  December 31, 1997 and June
  30, 1998, respectively)                            1,089,531          753,494
Additional paid in capital                           1,937,295        1,125,504
Accumulated deficit                                 (2,751,011)      (2,515,585)

TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                                  432,543         (586,740)

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                            $   868,568      $     7,984

                                  MIDLAND, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the six months ended
                                                 ------------------------------
                                                   June 30,           June 30,
                                                     1998               1997
                                                     ----               ----

SALES                                            $         0        $    19,329

COST OF SALES                                              0              6,844

Gross profit                                               0             12,485

OPERATING EXPENSES
  General and administrative                         237,613            124,104
  Depreciation                                             0              3,550

TOTAL OPERATING EXPENSES                             237,613            127,654

LOSS FROM OPERATIONS                                (237,613)          (115,169)

OTHER INCOME (EXPENSES)
  Interest income                                      2,188                  0
  Interest expense                                         0             (2,740)

LOSS BEFORE INCOME TAXES                            (235,425)          (117,909)

Provision for income tax                                   0                800

NET LOSS                                         $  (235,425)       $  (118,709)

Net loss per common share                        $      (.07)       $      (.09)

Weighted average number
   of shares outstanding                           3,272,513          1,298,087

                                  MIDLAND, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the six months ended
                                                    ----------------------------
                                                      June 30,        June 30,
                                                        1998            1997
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $  (235,425)    $  (118,709)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
         Depreciation                                         0           3,550
         Gain on sale of property
          and equipment                                       0          22,245

Changes in operating assets and liabilities:

  Accounts receivables                                        0          58,424
  Inventory                                                   0           5,000
  Prepaid expenses                                            0          27,487
  Other assets                                                0         172,698

Increase (decrease) in:

  Subscription receivables                             (100,000)              0
  Accounts payable                                       (7,726)       (211,470)
  Accounts payable: related party                      (153,000)              0
  Long term debt, including current                           0        (134,989)
  Accrued expenses                                        2,026        (239,194)
  Bank overdraft                                              0         (76,822)

NET CASH USED IN
     OPERATING ACTIVITIES                              (494,125)       (491,780)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary                             (529,967)              0

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long term debt                                  0         128,050
  Proceeds from sale of
   series A preferred stock                             106,881               0
  Proceed from sale of
   common stock                                         259,822               0
  Proceeds from additional
   paid in capital                                      888,006         361,042

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               1,254,709         489,092

NET INCREASE (DECREASE) IN CASH                         230,617          (2,688)

CASH, BEGINNING OF PERIOD                                 7,984           2,688

CASH, END OF PERIOD                                 $   238,601     $   108,511

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

Results of Operations: The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1997, each of which raised substantial doubts about the ability of the Company to continue as a going concern. The Company, as a result of the cessation of its coffee business, the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1997 or 1998; thus, no meaningful comparison can be made to prior periods. The Company generated no sales or cost of sales during the period, and incurred only general and administrative expenses of $237,613 in regards of its operations.

At June 30, 1998, the Company reported a cash balance of $238,601 and an investment in subsidiary of $529,967. (The subsidiary was ArconEnergy.) This cash was misappropriated by Mr. Fisher and/or invested in ArconEnergy , and became the basis of the law suit discussed below under Part II, Item 1: Fisher Federal Court Litigation. The subsidiary investment was subsequently written off as a loss when the acquisition of ArconEnergy was rescinded. At that date there was also a subscription receivable in the amount $100,000 from Mr. King and his StockstoWatch.com which was subsequently written off as uncollectible. This is further discussed below under Part II, Item 1: StockstoWatch.com Threat. Accounts payable at June 30, 1998, aggregated $121,000 to related parties. This represented a $153,000 decrease from year end which was the result of the delivery of 90,000 shares of Series A Preferred Stock to a former officer and director in exchange for his services from August 29, 1997, through and including January 22, 1998. The sum of $153,000 was accrued at year end for these services and an additional $27,000 was incurred during the first quarter of 1998, all of which was satisfied through the delivery of the stock. The remaining $121,000 in related party accounts payable was subsequently satisfied as well.

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

MIDLAND, INC.
-------------
(Registrant)


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