Form 10QSB
period 1998-09-30
MIDLAND INC
filed 1998-12-18
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 1998

          OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ______________ to _______________

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

                1999 Broadway, Ste. 3235, Denver, Colorado 80202
               (Address of principal executive offices) (Zip Code)

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

I. PART I  FINANCIAL INFORMATION


Item 1. Financial Statements

                                  MIDLAND, INC.

                                 BALANCE SHEETS

                                                    September 30,   December 31,
       ASSETS                                            1998           1997
       ------                                            ----           ----
                                                     (Unaudited)
CURRENT ASSETS
Cash                                                 $   233,036    $     7,984

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable                                     $   207,626    $   245,223
Accounts payable:
   related parties                                             0        274,000
Notes payable                                             45,000         45,000
Accrued expenses                                          25,029         21,991
Accrued payroll taxes                                      8,510          8,510

TOTAL CURRENT LIABILITIES                                286,165        594,724

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred stock,
  $0.40 par value (360,000 shares authorized,
  124,617 and 301,821 issued and
  outstanding December 31, 1997 and Sept
  30, 1998, respectively)                                156,728         49,847
Common stock, $0.40 par value
  (10,000,000 shares authorized, 2,623,207
  and 3,489,957 issued and outstanding
  as of December 31, 1997 and Sept
  30, 1998, respectively)                              1,100,403        753,494
Additional paid in capital                             1,937,295      1,125,504
Accumulated deficit                                   (3,247,555)    (2,515,585)

TOTAL STOCKHOLDERS'
     EQUITY (DEFICIT)                                    (53,129)      (586,740)

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                              $   233,036    $     7,984

                                  MIDLAND, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the nine months ended
                                               ---------------------------------
                                                September 30,      September 30,
                                                    1998                1997
                                                    ----                ----

SALES                                            $         0        $    19,329

COST OF SALES                                              0              6,844

Gross profit                                               0             12,485

OPERATING EXPENSES
  General and administrative                         495,992            139,226
  Depreciation                                             0              3,550

TOTAL OPERATING EXPENSES                             495,992            142,776

LOSS FROM OPERATIONS                                (495,992)          (130,291)

OTHER INCOME (EXPENSES)
  Interest income                                      2,247                  0
  Interest expense                                         0             (2,740)
  Loss on investment                                (238,225)                 0

TOTAL OTHER INCOME (EXPENSE)                        (235,978)            (2,740)

LOSS BEFORE INCOME TAXES                            (731,970)          (133,031)

Provision for income tax                                   0                800

NET LOSS                                         $  (731,970)       $  (133,831)

Net loss per common share                        $      (.21)       $      (.07)

Weighted average number
   of shares outstanding                           3,489,957          1,791,970

                                  MIDLAND, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the nine months ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        1998            1997
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $  (731,970)    $  (132,231)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
         Depreciation                                         0           3,550
         Gain on sale of property
          and equipment                                       0          22,245

Changes in operating assets and liabilities:

  Accounts receivables                                        0          58,424
  Inventory                                                   0           5,000
  Prepaid expenses                                            0          27,487
  Other assets                                                0         172,698

Increase (decrease) in:

  Accounts payable                                      (37,597)       (215,878)
  Accounts payable: related party                      (274,000)              0
  Long term debt, including current                           0        (134,989)
  Accrued expenses                                        3,038        (239,194)
  Bank overdraft                                              0         (76,822)

NET CASH USED IN
     OPERATING ACTIVITIES                            (1,040,529)       (509,710)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long term debt                                  0         128,050
  Proceeds from sale of
   series A preferred stock                             106,881               0
  Proceed from sale of
   common stock                                         346,909               0
  Proceeds from additional
   paid in capital                                      811,791         385,442

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               1,265,581         513,492

NET INCREASE (DECREASE) IN CASH                         225,052           3,782

CASH, BEGINNING OF PERIOD                                 7,984           2,688

CASH, END OF PERIOD                                 $   233,036     $     6,470

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

Results of Operations: The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1997, each of which raised substantial doubts about the ability of the Company to continue as a going concern. The Company, as a result of the cessation of its coffee business, the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1997 or 1998; thus, no meaningful comparison can be made to prior periods. The Company generated no sales or cost of sales during the period, and incurred only general and administrative expenses of $495,992 in regards of its operations.

At September 30, 1998, the Company reported a cash balance of $233,036. An investment in subsidiary was written off. (The subsidiary was ArconEnergy.) This became the basis of the law suit discussed below under Part II, Item 1: Fisher Federal Court Litigation. A subscription receivable in the amount $100,000 from Mr. King and his StockstoWatch.com was also written off as uncollectible during this period. This is further discussed below under Part II, Item 1:
StockstoWatch.com Threat. All accounts payable at September 30, 1998, to related parties had been satisfied in full. This represented a $274,000 decrease from year end.

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