Form 10KSB
period 1998-12-31
MIDLAND INC
filed 1999-04-12
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1998  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0 24736

                                  Midland, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

             Colorado                                          84-1078201
             --------                                          ----------
  (State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification number)

1073 4th Street, No. 3, Stone Mountain, Georgia                  30083
-----------------------------------------------                  -----
   (Address of principal executive offices)                    (Zip Code)

P.O. Box 2469, Stone Mountain, Georgia                         30086 2469
          (Mailing address)                                    (Zip Code)
          -----------------                                    ----------

Registrant's telephone number: (770) 413 8734
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On March 31, 1999, there were outstanding: (i) 3,696,807 shares of common stock and
(ii) 295,911 shares of Series A Preferred Stock convertible into approximately 12,531,831 shares of common stock. The Series A Preferred Stock is considered to be a common stock equivalent for purposes of this calculation. There were, therefore, 16,228,638 common share equivalents outstanding, of which affiliates held none, leaving no common share equivalents held by non affiliates. There were no bid or asked quotations for the common stock on that date; thus, there was no aggregate market value for the voting stock equivalents held by non-affiliates on March 31, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 31, 1999, there were 3,696,807 shares of common stock outstanding and 16,228,638 common share equivalents.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

Item 1.  Description of Business.

Secondary Offering: The Company, on August 14, 1996, completed a secondary offering to the public of 54,000 units (Units), each Unit consisting of one share of Series A Preferred Stock (Series A Preferred Stock) and fifty Redeemable Common Stock Purchase Warrants (Series A Warrants).

The Series A Preferred Stock was to have been automatically converted into shares of common (Common Stock) on October 1, 1998; however, there were an insufficient number of shares authorized to provide for conversion. The Company has allowed preferred shareholders who request conversion in writing to obtain shares of Common Stock, but there is no assurance the Company will continue to be able to do so. The Company anticipates calling and holding an annual meeting of shareholders during April, 1999, and, in addition to the election of directors, will place on the ballot a proposal to increase its authorized capitalization to an amount sufficient to provide for conversion. Until conversion is effected, each share of Series A Preferred Stock is entitled to 35 votes on each matter submitted to a vote to the Common Stock as if the two classes, common and preferred, constituted one class. Each share of Preferred Stock is currently convertible into approximately 42.35 shares of Common Stock.

The Company, on or about May 18, 1998, during the tenure of Mr. Daniel W. Fisher, discussed in more detail below, declared a stock dividend on its Series A Preferred Stock. The dividend announced would have resulted in the Company issuing one additional share of Series A Preferred Stock for each two shares outstanding on the date of declaration. This would have resulted in their being 50% more shares of Series Preferred Stock outstanding after the dividend than are actually now outstanding. The dividend has not been distributed, however, due to the difficulties which arose between the Company and its former transfer agent, Signature Stock Transfer. The Company has determined not to pay the dividend. All statements regarding Series A Preferred Stock share figures in this filing are to pre dividend shares.

The Series A Warrants originally entitled the holder to purchase one share of Common Stock (Warrant Share) at an exercise price of $1.00 per Warrant Share until August 14, 2001. The strike price was reduced to $.50 per share on May 18, 1998. Series A Warrants are subject to redemption by the Company at a price of $0.05 each on thirty days prior written notice; provided, however, that the closing sales price per share for the Common Stock has equaled or exceeded $2.50 for ten consecutive trading days. The Company presently has no right to call the Series A Warrants.

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

The Company issued to the New Departures Shareholders 70,000 shares of Series B Preferred Stock in exchange for the outstanding shares of New Departures. Mr. R. Wayne Duke then joined Messrs. Robert W. Marsik, E. Robert Barbee and Arthur Malcolm on the Board of Directors. The board then appointed (1) Mr. Duke as Chairman of the Board of Directors, Chief Executive Officer and President, (2) Mr. Marsik Executive Vice President, and (3) Mr. Mark S. Pierce Secretary. The board elected to defer the decision of who would serve as Chief Financial and Accounting Officer and Treasurer. The New Departures Shareholders and New Departures undertook to deliver audited financial statements of New Departures as of and for the period beginning at inception of the entity up to and including September 30, 1997, all as required by applicable securities laws. Mr. Marsik subsequently resigned all positions with the Company on December 18, 1997.

The Company, the New Departures Shareholders and New Departures, on January 22, 1998, rescinded the New Departures Purchase Agreement under applicable federal securities laws effective the date of the original acquisition; thus, for legal and accounting purposes it is as if the acquisition had never taken place. The recision resulted in (1) the return to the Company's treasury of all Series B Preferred Stock issued in the acquisition of New Departures and (2) the resignation of all then officers and directors of the Company, with the exception of Mr. Duke, who remained a director.

ArconEnergy Acquisition: On January 22, 1998 (Arcon Closing Date), the Company closed under a Plan and Agreement of Purchase (Arcon Purchase Agreement) with the shareholders (Arcon Shareholders) of Arconenergy, Inc., a Texas corporation (ArconEnergy), and ArconEnergy. The Company acquired from the Arcon Shareholders all of the outstanding proprietary interest of ArconEnergy, which made ArconEnergy a wholly owned subsidiary. The Arcon Shareholders received 140,943 shares of Series B Preferred Stock in exchange for all outstanding ArconEnergy shares. The Board of Directors was then reconstituted, and joining Mr. Duke were Messrs. Daniel W. Fisher, Edward Fisher, John H. Spriggs and James R. Clark. The newly constituted board then appointed (1) Mr. Daniel W. Fisher Chairman of the Board of Directors and Chief Executive Officer, (2) Mr. John H. Spriggs
President and Chief Operating and Financial Officer, (3) Mr. Willard G. McAndrew, III, Senior Vice President/Investments and (4) Mr. Pierce Secretary.

The Arcon Shareholders and ArconEnergy on the Arcon Closing Date undertook to deliver audited financial statements of ArconEnergy as of and for the period beginning at the inception of ArconEnergy up to and including November 30, 1997, all as required by applicable securities laws. Further, the Arcon Shareholders and ArconEnergy represented and warranted, among other things, that the patents pertaining to a product referred to as DF 144 would have an audited value of $16,000,000 (U.S.) and that certain oil and gas assets would have an audited value of $25,000,000 (U.S.), leaving a minimum shareholders' equity for ArconEnergy of approximately $41,000,000 (U.S.).

On June 15, 1998, the Company rescinded its acquisition of ArconEnergy due to the fraud perpetrated by Mr. Daniel W. Fisher in obtaining the execution and delivery of the Arcon Purchase Agreement. In accordance with the recision, all shares of ArconEnergy held by the Company were returned to the former shareholders of ArconEnergy, and the Company became entitled to obtain the return of all shares issued to the Arcon Shareholders. Mr. Spriggs returned all 46,831 shares of Series B Preferred Stock held by him to the Company immediately following June 15, 1998. Mr. Daniel W. Fisher returned the remaining shares of Series B Preferred Stock issued in the acquisition of ArconEnergy on August 21, 1998.

The recision was based, in significant part, on the: (1) failure of ArconEnergy to deliver the agreed on financial statements required pursuant to applicable securities regulations, (2) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the ownership of the patents and certain oil and gas rights which they claimed to own through ArconEnergy; (3) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the value of these patents and oil and gas rights under Generally Accepted Accounting Principles; (4) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the outstanding liabilities of ArconEnergy; (5) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher concerning the capital structure of ArconEnergy; and (6) misrepresentations of ArconEnergy and Mr. Daniel W. Fisher as to the outstanding liabilities of ArconEnergy. The Company learned of these misrepresentations on Friday, June 12, 1998, and acted on them on Monday, June 15, 1998. Mr. Daniel W. Fisher was given notice of and an opportunity to defend these matters at a properly called board meeting held in Dallas, Texas, and was allowed to attend by telephone and be represented by legal counsel. A majority of the directors of the Company were present at the meeting and a quorum was established. Mr. Fisher notified the board of his intention of being present at this meeting; however, he failed to appear, as did his attorney.

Immediately following the recision, on June 15, 1998, two of the remaining three members of the Board of Directors resigned, those being Messrs. Spriggs and Clark. The Board of Directors then consisted of Messrs. Duke and Pierce, the latter of whom was appointed a director at a second meeting immediately following the first on this date, and who was then appointed to serve as CEO, President and Treasurer of the Company. Mr. Duke subsequently resigned all positions with the Company on July 16, 1998.

On July 9, 1998, the Company filed a complaint (No. 98 D 1495) against ArconEnergy, St. Andrews, Inc. (an affiliate of Mr. Fisher's), Daniel W. Fisher and Morgan Guaranty, Ltd. (another affiliate of Mr. Fisher's), in the federal United States District Court for the District of Colorado. The complaint alleged that the defendants defrauded the Company and violated federal and state securities acts and state common law principles (1) in obtaining the Arcon Purchase Agreement and the issuance of the Series B Preferred Stock thereunder,
(2) in issuing 180,000 shares of Series A Preferred Stock and 9,000,000 Series A Warrants to affiliates of Mr. Fisher; (3) in the sale of 42,004 shares of Series A Preferred Stock in exchange for approximate cash proceeds of $570,060 and the
(4) the misappropriation of those funds. All of the defendants were served with the complaint, and defaults were obtained. The Company then made application for a final judgment against all defendants; however, the hearing on the matter was twice postponed unilaterally by the court from September, 1998, until, ultimately, January, 1999, by which time Mr. Fisher and his affiliates had removed themselves and all recognizable assets to the Bahamas. The Company then unilaterally withdrew without prejudice its motion for judgment, as well as the complaint itself, against Mr. Fisher and his affiliates since no judgment by a U.S. court is enforceable in the Bahamas.

The Company on August 21, 1998, entered into an agreement with Mr. Daniel W. Fisher and his two affiliates, St. Andrews, Inc., and Morgan Guaranty, Ltd., whereby Mr. Daniel W. Fisher returned 134,800 shares of Series A Preferred Stock, 9,000,000 Series A Warrants and all of the remaining shares of Series B Preferred Stock then outstanding to the Company, all of which have been surrendered to treasury. In addition, Mr. Daniel W. Fisher paid to the Company the sum of approximately $615,964.98, half of which was agreed to be released to the mediator for resolving the disagreements between the parties. In addition, Mr. Fisher agreed to surrender to the Company all securities and money held in a brokerage account in the United States and to surrender the accounting records of the Company. Subsequently, the Company learned that there were no securities or cash in the United States brokerage account, and Mr. Fisher refused to return the accounting records; thus, the Company declared the agreement to be null and void and again began pursuing judgments against Mr. Fisher and his affiliates. These efforts were subsequently abandoned.

Other Acquisitions: It has come to the attention of the Company that an agreement was executed and delivered, but never closed under, with one Mr.
Stephen King and pertaining to Jet View Holdings. Contrary to the assertion of Mr. King, as he announced to the media without the authority of the Company, Jet View was never acquired since the acquisition agreement lapsed by its terms prior to closing. Furthermore, Mr. King was never officially appointed to serve on the Board of Directors. The Company also negotiated for and obtained a commitment to acquire two separate corporations, DRC, Inc., and Disk Man. Both agreements failed to close.

Series A and B Preferred Stock Reconciliations: There were 124,617 shares of Series A Preferred Stock outstanding at December 31, 1997 and no shares of Series B Preferred Stock outstanding. At December 31, 1998, and as of the date of this report, there were 295,911 shares of Series A Preferred Stock and no shares of Series B Preferred Stock outstanding.

On January 22, 1998, the Company issued 140,493 shares of Series B Preferred Stock to the Arcon Shareholders. On February 6, 1998, a former officer and director was issued 90,000 shares of Series A Preferred Stock in recognition of his services from August 29, 1997, through January 21, 1998. From February through April, 1998, a former officer and director of the Company, Mr. Daniel W. Fisher, conducted a private offering of Series A Preferred Stock, the result of which was the issuance of 42,004 shares for cash of approximately $570,060. In May, 1998, Mr. Daniel W. Fisher, misappropriated 180,000 shares of Series A Preferred Stock, of which 134,800 were retrieved and returned to treasury in August and September of 1998; thus, 45,200 shares were irretrievably sold into market. Subsequently, on June 15, 1998, the ArconEnergy acquisition was rescinded, and the 140,493 outstanding shares of Series B Preferred Stock returned to treasury. The Company had allowed, as of February 2, 1999, the conversion of 5,910 shares of Series A Preferred Stock into 206,850 shares of Common Stock pursuant to the mandatory conversion provisions of the series.

In summary, as of December 31, 1998, and the date of this report, there were 295,911 shares of Series A Preferred Stock and no shares of Series B Preferred Stock outstanding. The following tables reconcile the discussion in the foregoing paragraph:

Series A:

124,617    Outstanding               December 31, 1997
 90,000    Officer and Director      February 6, 1998
 42,004    Private Offering          February through April, 1998
 45,200    Daniel W. Fisher          May, 1998
 (5,910)   Converted Shares          November 1998 through December 31, 1999
295,911

Series B:

0          Outstanding               December 31, 1997
140,493    ArconEnergy Acquisition   January 22, 1998
(140,493)  ArconEnergy Recission     June 15, 1998
0

There were 124,617 shares of Series A Preferred Stock outstanding at December 31, 1997. There were no shares of Series B Preferred Stock outstanding at December 31, 1997, due to the recission of the MegaHel and New Departures acquisitions. There were 125,504 shares of Series A Preferred Stock issued during the first quarter of 1998; thus, there were 250,121 shares of Series A Preferred Stock outstanding at March 31, 1998. There were no shares of Series B Preferred Stock outstanding at the end of the first quarter of 1998 due to the recission of the ArconEnergy acquisition. There were 51,700 shares of Series A Preferred Stock issued during the second quarter of 1998; thus, there were 301,821 shares of Series A Preferred Stock outstanding at June 30, 1998. No shares were issued during the third quarter of 1998; thus, the number of outstanding shares at that date remained 301,821 in number. During the final quarter of 1998, 5,910 shares of Series A Preferred Stock were converted into 206,850 shares of Common Stock; thus, there were 295,911 shares of Series A Preferred Stock outstanding at December 31, 1998, and at the date of this report.

Common Stock Reconciliation: There were 2,623,207 shares of Common Stock outstanding at December 31, 1997. At February 2, 1999, there were 3,696,807 shares outstanding. The Company, on March 31, 1998, issued 200,000 shares of Common Stock under a contract with a third party, Mr. Stephen King, in exchange for an agreement to pay $100,000. The 200,000 shares were issued, but the $100,000 was never received and is still owed, although the amount was written off in 1998 for financial accounting purposes. During the second quarter of 1998, approximately 449,306 Series A Warrants were exercised. On September 30,
1998, the Company issued 217,444 shares to an individual in satisfaction of debt. During the final quarter of 1998, 206,850 shares of Common Stock were issued on conversion of Series A Preferred Stock.

In summary,  as of December 31, 1998,  and as of the date of this report,  there
were  3,696,807  shares  of  Common  Stock  outstanding.   The  following  table
reconciles the discussion in the foregoing paragraph:

Common Stock:

2,623,207   Outstanding             December 31, 1997
  200,000   Third Party             March 31, 1998
  449,306   Series A Warrants       Second Quarter of 1998
  217,444   Debt Settlement         September 30, 1998
  206,850   Preferred Conversion    October 1 1998
                                     through December 31, 1998
3,696,807

There were 2,623,207 shares of Common Stock outstanding at December 31, 1997. There were 200,000 shares of Common Stock issued during the first quarter of 1998; thus, there were 2,823,207 shares of Common Stock outstanding at March 31, 1998. There were 449,306 shares of Common Stock issued during the second quarter of 1998; thus, there were 3,272,513 shares of Common Stock outstanding at June 30, 1998. There were 217,444 shares of Common Stock issued during the third quarter of 1998; thus, there were 3,489,957 shares of Common Stock outstanding at September 30, 1998. In December, 1998, holders of Series A Preferred Stock were allowed to convert their shares into Common Stock since there were sufficient common shares so as to allow for conversion. The Company is allowing holders of Series A Preferred Stock who request conversion in writing to convert to Common Stock; however, there is no assurance that the Company will be able to continue to allow these requests since there is insufficient capitalization so as to allow for the conversion of all shares of Series A Preferred Stock at the present time. During the final quarter of 1998, 206,850 shares of Common Stock were issued in this regards; thus, there were 3,696,807 shares of Common Stock outstanding at December 31, 1998. No further shares were issued through the date of this report; thus, the foregoing number remains the number of shares outstanding at the date of this report.

Liquidating Trust: The Company, on June 30, 1998, announced that it had established a liquidating trust for the purpose of gathering all of the assets of the Company on that date and then, first, providing for the payment of administrative and collection expenses, secondly, providing for the payment of all creditors and, finally, distributing the remainder to shareholders. Subsequent to the date of the establishment of the liquidating trust, it became apparent that the Company would not have sufficient funds to provide for the administration costs and expenses and the satisfaction of creditors; therefore, the Company, as the grantor of the trust, elected not to fund its corpus, the practical effect of which is that the trust was dissolved as if it had never been created.

Order Suspending Trading: The Securities and Exchange Commission (Commission) on August 18, 1998, issued an order suspending trading in the securities of the Company claiming a lack of current and accurate information and because of questions regarding the accuracy and adequacy of information disseminated by and about the Company. The concerns related to, among other things: (1) the assets and liabilities of the Company; (2) the identity and assets of the businesses the Company had announced plans to acquire; (3) the current operations and business prospects of the Company; (4) the composition and involvement in affairs of the Company by management; (5) the possible misappropriation of assets by officers of the Company; and (6) the failure of the Company to file the reports required under the Securities Exchange Act of 1934. The order suspended trading from August 18, 1998, through August 31, 1998. The Company has been informed by the National Association of Securities Dealers, Inc. (NASD), that, before trading may resume in its securities, an NASD member must sponsor the Company for the purpose of publishing a quote. The Company, therefore, has devoted its efforts towards fully and accurately addressing each issued raised by the Commission in the issuance of the order suspending trading. These issues raised by the Commission in its order were previously addressed by the Company in filings with the Commission under the Securities Exchange Act of 1934, and the Company is now current in its reports. At the date of this report, the Company is seeking an NASD member to sponsor its securities for trading, once again, on the OTC Bulletin Board maintained by the NASD.

Pending Acquisition: The Company, during August, 1998, announced to the public that it had reached an agreement in principal to acquire several entities based in Greece which are involved in shipping and trading in the Mediterranean and Black Sea regions. Due to the cessation of trading occasioned by the Commission, the pursuit of this acquisition was placed in abeyance until such time as the Company could assure the acquisition target that the filings by the Company with the Commission under the Securities Exchange Act of 1934 were current and accurate and could again obtain a listing of the Common Stock on the OTC Bulletin Board. The Company is now current in its reports and is pursuing the Bulletin Board listing. After these objectives are accomplished, the Company will again pursue this acquisition; however, there can be no assurance that the acquisition candidate is still interested in the prospects of the Company or that the Company will be otherwise successful in this endeavor.

Year 2000 Issues: The Company has evaluated all internal software against anticipated Year 2000 concerns, and believes, first, that its business will not be substantially affected, and, secondly, that it has no significant exposure to contingencies related to this from past business. The Company has upgraded all internal software and conducted testing on its information technology to further ensure that all aspects of its business are Year 2000 compliant. These procedures had no material effect on the Company or its business contacts and did not require any material expenditures or other material diversion of resources.

Facilities: The executive offices of the Company, as of the date of this report, were located at 1073 4th Street, No. 3, Stone Mountain, Georgia 30083. There is no separate telephone number at this address, but calls are being accepted at
(770) 413 8734.

Item 2.  Description of Properties.

The Company owns no real property.

Item 3.  Litigation.

Fisher Federal Court Litigation: On July 9, 1998, the Company filed a complaint (No. 98 D 1495) against Mr. Daniel W. Fisher, ArconEnergy, St. Andrews, Inc. (an affiliate of Mr. Fisher's), and Morgan Guaranty, Ltd. (another affiliate of Mr. Fisher's), in the federal United States District Court for the District of Colorado. The complaint alleged that the defendants defrauded the Company and violated federal and state securities acts and state common law principles (1) in obtaining the Arcon Purchase Agreement and the issuance of the Series B Preferred Stock under that agreement, (2) in issuing 180,000 shares of Series A Preferred Stock and 9,000,000 Series A Warrants to Mr. Fisher indirectly through his affiliates, those being St. Andrews, Inc, and Morgan Guaranty, Ltd., (3) in the sale of 42,004 shares of Series A Preferred Stock in exchange for approximate cash proceeds of $570,060 and (4) the misappropriation of those funds.

The Company on August 21, 1998, entered into an agreement with Mr. Daniel W. Fisher and two of his affiliates, St. Andrews, Inc., and Morgan Guaranty, Ltd., whereby Mr. Fisher returned 134,800 shares of Series A Preferred Stock,
9,000,000 Series A Warrants and all of the remaining shares of Series B Preferred Stock then outstanding to the treasury of the Company. In addition, Mr. Fisher paid to the Company the sum of $614,164.98, half of which was agreed to be released to the mediator for resolving the disagreements between the parties. In addition, Mr. Fisher agreed to surrender to the Company all securities and money held in a brokerage account in the United States and to surrender the accounting records of the Company. Subsequently, the Company learned that there were no securities or cash in the United States brokerage account, and Mr. Fisher refused to return the accounting records; thus, the Company declared the agreement to be null and void and again pursued judgments against Mr. Fisher and his affiliates; however, a hearing on the matter which was required by the court was twice unilaterally postponed by the court, and during this time Mr. Fisher took what remaining assets he had in the United
States of which management was aware to the Bahamas The Company then unilaterally withdrew without prejudice its motion for judgment, as well as the complaint itself, against Mr. Fisher and his affiliates since no judgment by a U.S. court is enforceable in the Bahamas.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market: The Common Stock, until August 18, 1998, was traded on the Bulletin Board under the symbol MIDL. On that date the Commission suspended trading in all securities of the Company until August 31, 1998. The Company was previously informed by the NASD that trading on the Bulletin Board could not recommence until such time as the Company became current in its reports under applicable securities laws and resubmitted filed reports to the NASD for review and comment. The Company became current in its reports under applicable securities laws earlier this year and resubmitted these reports to the NASD for review and comment. The NASD has completed the review and comment process, and the Company now anticipates that the Common Stock will be cleared for trading through the Bulletin Board on or about March 22, 1999. No other securities of the Company were submitted to the NASD for trading.

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

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 31, 1999, there were no quotations for the securities of the Company due to the order of the Securities and Exchange Commission discussed above. As of March 31, 1999, there were 3,696,807 shares of Common Stock issued and outstanding,  and  295,911  shares  of  Series  A  Preferred  Stock  issued  and outstanding. The preferred shares were then convertible into approximately 12,531,831 shares of Common Stock; thus, there were, for purposes of this filing, approximate common share equivalents of 16,228,638 issued and outstanding on March 31, 1999.

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

Series A Preferred Stock Dividend: The Company, on or about May 18, 1998, during the tenure of Mr. Daniel W. Fisher, declared a stock dividend on its Series A Preferred Stock. The dividend announced would have resulted in the Company issuing one additional share of Series A Preferred Stock for each two shares outstanding on the date of declaration. This would have resulted in their being 50% more shares of Series Preferred Stock outstanding after the dividend than are actually now outstanding. The dividend was not distributed, however, due to the difficulties which arose between the Company and its former transfer agent, Signature Stock Transfer. The Company has determined not to bring this distribution into effect. All statements regarding share figures in this filing are to pre dividend shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this report.

The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1998, each of which raise substantial doubts about the ability of the Company to continue as a going concern. Accordingly, the auditors' report and opinion included in this report contain an explanatory paragraph about these uncertainties.

Results of Operations: The Company, as a result of the cessation of its coffee business and the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1998; thus, no meaningful comparison can be made to prior years.

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

Item 7.  Financial Statements.


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of MIDLAND,  INC.
(Formerly America's Coffee Cup, Inc.):

We have audited the accompanying balance sheet of Midland, Inc. (formerly America's Coffee Cup, Inc.) (a Colorado corporation) as of December 31, 1998 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland, Inc. (formerly America's Coffee Cup, Inc.) as of December 31, 1998 and the results of its operations, changes in shareholders' deficit and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


San Diego, California
March 20, 1999

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)

                                  BALANCE SHEET
                                DECEMBER 31, 1998

ASSETS

CURRENT ASSETS
  Cash                                                              $        43
  Restricted cash-escrow (Note B)                                        37,381
  Note receivable (Note D)                                               90,000

TOTAL CURRENT ASSETS                                                    127,424

INVESTMENT (Note C)                                                      23,125

 TOTAL ASSETS                                                       $   150,549

 LIABILITIES AND
    SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable (Notes E and J)                                  $   209,116
  Notes payable (Note F)                                                 45,000
  Accrued interest                                                       26,041
  Accrued payroll taxes                                                   8,510
  Accrued income tax                                                        800

TOTAL CURRENT LIABILITIES                                               289,467

COMMITMENTS AND CONTINGENCIES
    (Notes E, H, J, M, N)

SHAREHOLDERS' DEFICIT
  Series A preferred stock,
    $0.40 par value,
     360,000 shares authorized,
     295,911 issued and outstanding
     (Note H)                                                           118,365
  Series B preferred stock,
     $0.40 par value,
     149,259 shares authorized,
    no shares issued or outstanding                                        --

  Common stock, $0.40 par value,
    10,000,000 shares authorized,
     3,696,807 shares issued
         and outstanding                                              1,106,928
  Additional paid in capital                                          1,789,134
       Accumulated deficit                                           (3,153,345)

TOTAL SHAREHOLDERS' DEFICIT                                            (138,918)

TOTAL LIABILITIES AND
   SHAREHOLDERS' DEFICIT                                            $   150,549


   The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                            STATEMENTS OF OPERATIONS

                                                       For the years ended
                                                  December 31,      December 31,
                                                      1998              1997
                                                      ----              ----

REVENUES                                           $      --        $    13,422

COST OF SALES                                             --              5,937

GROSS PROFIT                                              --              7,485

OPERATING EXPENSES
  General and
   administrative
   expenses                                            374,669          993,530
  Depreciation                                            --              3,550
TOTAL OPERATING EXPENSES                               374,669          997,080

LOSS FROM OPERATIONS                                  (374,669)        (989,595)

OTHER INCOME (EXPENSES)
  Interest expense                                      (4,050)          (4,057)
  Finance expense                                         --            (17,500)
  Loss on disposition
     of equipment                                         --            (17,681)
  Loss on investment (Note N)                         (258,241)            --

TOTAL OTHER INCOME (EXPENSES)                         (262,291)         (39,238)

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                 (636,960)      (1,028,833)

Income Taxes (Note G)                                      800            1,600

NET LOSS BEFORE
  EXTRAORDINARY ITEM                                  (637,760)      (1,030,433)

Extraordinary item,
    net of tax (Note                                      --            486,453

NET LOSS                                              (637,760)     $  (543,980)

NET LOSS PER COMMON
   SHARE BEFORE
   EXTRAORDINARY ITEM                              $      (.20)     $     (0.50)

 Extraordinary item                                       --                .24

NET LOSS PER COMMON SHARE                          $      (.20)     $     (0.26)

WEIGHTED AVERAGE NUMBER
   OF SHARES  OUTSTANDING                            3,231,154        2,073,820


   The accompanying notes are an integral part of these financial statements.



                                                          MIDLAND, INC.
                                               (Formerly America's Coffee Cup, Inc.)
                                          STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                            Additional                      Total
                                        Preferred Stock               Common Stock           Paid-in      Accumulated   Shareholders
                                     Shares        Amount         Shares        Amount       Capital        Deficit        Deficit
                                     ------        ------         ------        ------       -------        -------        -------

Balance, December 31, 1996            54,000    $    21,600        845,567   $   338,226   $   940,366    $(1,971,605)   $ (671,413)

Issuance of stock for services        70,617         28,247      1,052,640       131,580       108,146           --         267,973

Issuance of stock for cash              --             --          725,000       283,688        76,992           --         360,680

Net loss                                --             --             --            --            --         (543,980)     (543,980)

Balance, December 31, 1997           124,617    $    49,847      2,623,200   $   753,494   $ 1,125,504    $(2,515,585)   $ (586,740)

Issuance of stock for cash            87,204         34,882        449,306       179,822       580,006           --         794,710

Conversion of Series A                (5,910)        (2,364)       206,850        82,740       (80,376)          --            --

Issuance of stock for services        90,000         36,000        417,444        90,872       164,000           --         290,872

Net loss                                --             --             --            --            --         (637,760)     (637,760)

Balance, December 31, 1998           295,911    $   118,365      3,696,807   $ 1,106,928   $ 1,789,134    $(3,153,345)   $ (138,918)



   The accompanying notes are an integral part of these financial statements.


                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                        For the years ended
                                                   December 31,     December 31,
                                                       1998             1997
                                                       ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             (637,760)       $(543,980)
Adjustments to reconcile
    net loss to net
    cash used in
    operating activities:

Depreciation and amortization                            --              3,550
Loss on investment                                    258,241             --
Loss on disposition of equipment                         --             17,681
Write off of intangibles                                 --            172,698
Issuance of stock for
      services (Note K)                               290,872          267,973
Extraordinary item -
 extinguishment of debt (Note L)                         --           (486,453)

Changes in assets and liabilities:
  (Increase) Decrease in:
     Accounts receivable                                 --             58,424
     Restricted cash-escrow                           (37,381)            --
     Inventories                                         --              5,000
     Prepaid expense and other                           --             27,487

Increase (Decrease) in:
     Accounts payable                                (310,107)         403,187
     Bank overdraft                                      --            (74,134)
     Accrued expenses                                   4,850         (208,693)

NET CASH USED IN
 OPERATING ACTIVITIES                                (431,285)        (357,260)

CASH FLOWS FROM
   INVESTING ACTIVITIES
   Purchase of investment                             (23,125)            --
   Issuance of note receivable                        (90,000)            --
   Purchase of property
      and equipment                                      --             (7,781)
   Proceeds from disposal
       of property and equipment                         --             12,345

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                 (113,125)           4,564

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of
             preferred stock                           34,882             --
   Proceeds from issuance
          of common stock                             501,587          360,680

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                              536,469          360,680

NET INCREASE (DECREASE) IN CASH                        (7,941)           7,984

CASH, BEGINNING OF YEAR                                 7,984             --

CASH, END OF YEAR                                   $      43        $   7,984


   The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                      (Formerly America's Coffee Cup, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

A.  Organization and Summary of Significant Accounting Policies:

Organization: The Company was incorporated as FOA Industries, Inc. (FOA) under the laws of the State of Delaware on February 10, 1988. On June 19, 1989, FOA acquired all of the assets and liabilities of A.C.C., a California limited partnership engaged in the retail gourmet coffee business. In conjunction with this transaction, A.C.C. and its general partner, America's Coffee Cup, Inc. (a California corporation), were dissolved and the Company changed its name to America's Coffee Cup, Inc. During November 1995, the Company changed its state of incorporation from Delaware to Colorado. On January 30, 1997, the Company changed its name to Wayward Ventures, Inc. On February 17, 1997, the Company changed its name from Wayward Ventures, Inc. to Midland, Inc., in conjunction with an acquisition which was subsequently rescinded. During 1997, the Company ceased operating in the retail coffee business. The Company currently has no operations and is seeking a merger candidate.

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

Investments: In accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115) Accounting for Certain Investments in Debt and Equity Securities, trading secrities are reported at fair value with unrealized gains and losses recognized in the Statement of Operations, and available for sale securities are also reported at fair value with unrealized gains and losses reported in shareholders' equity.

Loss Per Share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. At December 31, 1998 and 1997, basic and dilutive loss per share are the same. The net loss per share calculations reflect the effect of stock dividends and stock splits.

Income Taxes: Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments: The carrying amount for cash approximates fair value due to the short period to maturity of the instruments. The fair value of notes payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. Carrying amounts of notes payable approximates fair value. The fair value of note receivable is estimated on discounted cash flows using a current risk weighted interest rate and on the current rates offered based by the Company for notes of the same remaining maturities.

B. Restricted Cash Escrow: During 1998, the Company established an escrow account with a former officer of the Company. Funds totaling $37,381 were available to the Company at December 31, 1998.

C. Investment: During 1998, the Company purchased common shares in Cyberquest, Ltd., a privately held Colorado corporation (Cyberquest), for $23,125. These shares of Cyberquest were later exchanged for 1,315,800 common shares of CBQ, Inc. (formerly known as Freedom Funding, Inc. ), a publicly held corporation
(CBQI). This exchange was characterized as a tax free reorganization under the Internal Revenue Code and resulted in Cyberquest becoming a wholly owned subsidiary of CBQI and the Company holding restricted shares in CBQI. A former executive officer and director of the Company at the time of the investment in Cyberquest and the exchange with CBQI was also then a majority shareholder, executive officer and director of CBQI, although this person was never a shareholder, executive officer or director of Cyberquest. Cyberquest is a developmental stage company operating in the internet business. The Company's investment is stated at cost at December 31, 1998. Management believes the stated cost of the investment approximates fair market value at December 31, 1998. It is reasonably possible that management's estimate of the fair value may change.

D. Note Receivable: In conjunction with the investment in Note C, the Company entered into an agreement to loan Cyberquest $90,000. The agreement provides for interest on the outstanding balance to accrue at 1% per month, is unsecured and is due on demand.

E. Accounts Payable: At December 31, 1998, the majority of accounts payable consists of balances due on settlement of previous accounts payable balances. A majority of the agreements were entered into in March 1997 and called for payment of 10% of the previous outstanding balance in consideration for the entire balance. Vendors may consider the agreements null and void due to the Company's failure to pay the obligations; therefore, the Company is contingently liable for $697,616 of previously forgiven accounts payable.

F. Notes Payable: The Company has notes payable to a group of foreign investors totaling $45,000 which are unsecured. Interest is payable at 9% and all unpaid principal and interest was due December 31, 1997. Notes are convertible in whole or in part at any time on or before maturity for "restricted" common shares at a conversion rate of $9 per share. In 1996, the Company modified the conversion price to $2 per share. The notes are past due. Included in the accompanying balance sheet is accrued interest of $26,041 at December 31, 1998.

G. Income Taxes: The provision for income taxes for the year ended December 31, 1998 and 1997 consisted solely of minimum state taxes.

The Company's total deferred tax assets as of December 31 were as follows:

                                              1998                   1997
                                              ----                   ----

Net operating loss carryforward           $ 1,414,000            $ 1,319,000
Valuation allowance                        (1,414,000)

Net deferred tax assets                   $      --                     --

A valuation allowance has been established for the entire amount of the deferred tax asset. The likelihood of full utilization by the Company of the net operating losses incurred to date over the available carryover period is highly unlikely based upon the change of ownership tax rules and on the current operations of the Company. The decrease in the valuation allowance from December 31, 1997 to December 31, 1998 was $1,319,000.

The Companies net operating loss carryforwards expire as follows:

Year Ending
December 31,               Federal            California
------------               -------            ----------

   1999                           -               34,100
   2000                           -              361,500
   2001                           -              573,700
   2002                           -              272,000
   2003                      38,400                    -
   2004                     183,700                    -
   2005                     327,600                    -
   2006                     252,200                    -
   2007                     205,600                    -
   2008                      34,900                    -
   2009                     721,200                    -
   2010                   1,149,200                    -
   2011                     544,000                    -
   2012                     637,800                    -

   Total                 $4,094,600           $1,241,300

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

H. Shareholders' Deficit:

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

The exercise price of the Series A warrants may be reduced at any time and from time to time at the discretion of the Board of Directors when it appears to be in the best interests of the Company to do so. Any such reduction would impair the value to holders exercising their warrants prior to the effective date of the reduction.

The following is a summary of activity involving Series A Warrants:

Warrants outstanding at December 31, 1996     2,700,000

Warrants issued to officers for services      2,080,850

Warrants exercised                                    -

Warrants outstanding at December 31, 1997     4,780,850

Warrants issued for services                  5,633,656

Warrants exercised                             (449,306)

Warrants outstanding at December 31, 1998     9,965,200

As of December 31, 1998, the Company had issued Series A Warrants in excess of the amount authorized. Effective February 5, 1999, the Board of Directors increased the number of Series A Warrants authorized to 10,000,000.

Series B Preferred Stock:

In connection with acquisitions, the Company issued 149,259, 70,000, and 140,493 shares of Series B preferred stock. The shares of preferred stock may be immediately converted into 150 shares of common stock for each share of Series B preferred stock at any time at the option of the Holder. The stockholders are entitled to 150 votes and are not entitled to liquidation preferences or dividends. The acquisitions were rescinded and the stock was returned in 1997 and 1998, and therefore, no shares are reported as outstanding at December 31, 1998.

Bridge Loan Warrants: In conjunction with certain bridge loans obtained for the purpose of completing the public offering in 1996, the Company issued warrants to purchase 1,809,955 units, each unit consisting of one share of common stock and two warrants at a price of $.39 per unit. During 1997, warrants were exercised and 707,000 shares of common stock were issued at $.50 per share which generated capital of $353,500. In accordance with the issuances, the Company agreed to pay $.11 per share to the bridgeholders. However, management contends the bridgeholders did not meet their obligations under the transaction and therefore, the Company is not obligated to pay $.11 per share to the bridgeholders (Note M).

I. Supplemental Cash Flow Information: Cash paid for interest and income taxes for the years ended December 31, 1998 and 1997:


                                            December 31,       December 31,
                                                1998               1997
                                                ----               ----

Interest                                       $ --               $ --
Income taxes                                      800             $1,600

Non cash financing disclosure: In December, 1998, the Company converted 5,910 Preferred A shares into 206,850 common shares.

In December, 1998, the Company converted 5,910 Series A Preferred shares into 206,850 common shares.

J. Termination Agreement: On August 23, 1995, the Company entered into an agreement (the Supply Termination Agreement) with BGC. Under the terms of the Supply Termination Agreement, the Company and BGC terminated the obligation of the Company to purchase its supply of coffee exclusively from BGC and further agreed to the restructuring and repayment of certain debt with BGC. During 1997, the Company and BGC renegotiated the debt to $160,000 which is included in the accounts payable for the year ended December 31, 1998.

K. Related Party Transactions: On February 17, 1997, the Company issued 41,617 shares of Series A preferred stock, totaling $68,791, 1,830,500 Series A warrants and 552,640 shares of common stock totaling $69,080 to officers and directors of the Company. On July 31, 1997, another 500,000 shares of common stock were issued to officers and directors under the ISO totaling $62,500. On August 29, 1997, the Company issued 29,000 shares of Series A Preferred stock amounting to $58,000 to a former director in exchange for his services as an officer and director of the Company from February 17, 1997, through August 29, 1997. On February 6, 1998, the Company issued another 90,000 shares of Series A preferred stock amounting to $180,000 and 4,500,000 Series A warrants to this former officer and director in exchange for his services rendered from August 29, 1997, through January 22, 1998. During 1997, the Company paid consulting fees amounting to $19,500 to officers and directors of the Company. Additionally, the Company paid a former director 14,826 shares of common stock valued at $24,508 during the year ended December 31, 1997, and, paid during 1998 and 1997, respectively, cash of $121,395 and $9,040 for legal services incurred during the years ended December 31, 1997, and December 31, 1996, respectively. Common stock issued in exchange for services were valued at the market price of the stock on the date of issuance. Additionally, see Notes B, C and D for other related party activities.

L. Extraordinary Item: Under terms of certain settlement agreements entered into with creditors, the Company, through a negotiator, has its liabilities and debt related to its coffee operations by $486,453 for the year ended December 31, 1997.

M. Going Concern: As shown in the accompanying financial statements, the Company incurred net operating losses of $637,760 and $543,980 for the years ended
December 31, 1998 and 1997, respectively. As of December 31, 1998, current liabilities exceed current assets by $162,043. These factors as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities creates substantial doubt about the Company's ability to continue as a going concern.

During 1998, the Company received working capital from two sources: (1) the receipt of proceeds from the sale of securities by Mr. Fisher and his affiliates (Note N), which was to have been in settlement of those claims which the Company had against Mr. Fisher and his affiliates, each of whom subsequently breached the settlement agreement; and (2) the exercise of Series A Warrants. The funds received are not sufficient to provide for the satisfaction of all liabilities, including contingent liabilities, which are currently outstanding or which are being asserted against the Company; however, management believes that the Company will be able to obtain full and complete settlements with its creditors, whether contingent or otherwise, and that, subsequent to these settlements, it will have sufficient working capital reserves in which to pursue its business plan. Further, the Company anticipates that it will be able to effectuate its business plan and make an acquisition which will allow it to move forward as a going concern. However, there can be no assurance that any of the foregoing will occur.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain additional working capital and obtain profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

N.  Contingencies:

Fisher: On January 22, 1998 the Company entered into a purchase agreement to merge with Arcon Energy. Based on improprieties discovered by the Board of Directors of the Company, the agreement was deemed null and void on June 15, 1998, and the purchase agreement was rescinded. On July 9, 1998, the Company filed a compliant (No. 98 D 1495) against Mr. Daniel W. Fisher, Arcon Energy, St. Andrews, Inc. (an affiliate of Mr. Fisher's), and Morgan Guaranty, Ltd. (another affiliate of Mr. Fisher's), in the United States District Court for the District of Colorado. The compliant alleged that the defendants defrauded the Company and violated federal and state securities acts and state common law principles (i) in obtaining the Arcon Purchase Agreement and the issuance of the Series B preferred stock thereunder, (ii) in issuing 180,000 shares of Series A preferred stock and 9,000,000 Series A warrants to Mr. Fisher indirectly through his affiliates, those being St. Andrews, Inc. and Morgan Guaranty, Ltd., and
(iii) in the sale of 42,044 shares of Series A preferred stock in exchange for approximate cash proceeds of $570,060 and the misappropriation of those funds.

On August 21, 1998, the Company entered into an agreement with Mr. Daniel W. Fisher and two of his affiliates, St. Andrews Inc. and Morgan Guaranty Ltd. whereby Mr. Fisher returned 134,800 shares of Series A preferred stock, 9,000,000 Series A warrants and all of the remaining shares of Series B preferred stock then outstanding to the treasury of the Company. In addition, in September, 1998, Mr. Fisher paid the Company the sum of $614,165, half of which was agreed to be released to the mediator for resolving the disagreements between the parties. In addition, Mr. Fisher agreed to surrender to the Company all securities and money held in a brokage account in the United States and to surrender the accounting records of the Company. Subsequently, the Company learned that there were no securities or cash in the United States brokage account, and Mr. Fisher refused to return the accounting records; thus, the Company declared the agreement to be null and void and once again pursued judgements against Mr. Fisher and his affiliates in the Federal District Court action discussed in the preceding paragraph; however, the hearings in this matter were twice unilaterally postponed by the court so that by the time of the final hearing date Mr. Fisher and his affiliates had removed themselves and their assets to the Bahamas. Judgments in the United States are not enforceable in the Bahamas; therefore, the Company withdrew its motion and the complaint (without prejudice). As a result of these activities, the Company incurred a loss of $258,241 which is included in the statements of operations for the year ended December 31, 1998.

DayStar Litigation: On May 14, 1998, Business Growth Fund of Southern California, L.P. and DayStar Partners, Inc. sued the Company in Los Angeles Superior Court (Case No. BC191159) alleging that the Company failed to deliver to them warrants which they claim to have been entitled to as a result of their agreements concerning certain bridge loans to the Company during 1996, the proceeds of which were used, in part, to provide for the secondary offering made by the Company in August 1996, and further claiming $77,770 due to them in regards of their exercise of certain bridge loan warrants issued to them. The Company is seeking to find an accommodation. The Company believes it is unlikely it will pay the amount claimed. If served, the Company intends to vigorously defend the suit.

O. Loss Per Share: The following reconciles amounts reported in the financial statements for the years ended December 31, 1998 and 1997, respectively:

                                                         1998
                                       -----------------------------------------
                                       Income (loss)     Shares        Per-share
                                        (Numerator)   (Denominator)      Amount
                                        ----------    -------------      ------

Income (loss)
   from continuous operations            $(637,760)           --         --

Less preferred stock dividends                --              --         --

Income (loss) from available
    to common share                       (637,760)      3,231,154      $  (.20)

Extraordinary item                            --              --         --

Income (loss) available to
   common share holders
   basic earnings per share              $(637,760)      3,231,154      $  (.20)


                                                         1997
                                      ------------------------------------------
                                      Income (loss)         Shares     Per-share
                                       (Numerator)      (Denominator)    Amount

Income (loss) from
   continuous operations               $(1,030,433)            --       $--

Less preferred stock dividends                --               --        --

Income (loss) from available
   to common share holders
   basic earnings per share             (1,030,433)       2,073,820     $  (.50)

Extraordinary item                         486,453             --           .24

Income (loss) available to
    common share holders
    diluted earnings per share         $  (543,980)       2,073,820     $  (.26)

During 1998 and 1997, the Company had warrants and stock options outstanding, each convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the years presented, due to their anti dilutive effects based on the net loss reported each year. During 1998, 1,073,600 shares of common stock has been issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

The Company has had several changes in its directors and executive officers during the period at issue and to the date of this report. Following is a synopsis of the directors and executive officers of the Company during 1998:

Until January 21, 1998

R. Wayne Duke            Chairman of the Board, CEO, President
E. Robert Barbee         Director, Vice President
Arthur Malcolm           Director
Anne DeuPree             Secretary

January 22, 1998, through June 5, 1998

Daniel W. Fisher         Chairman of the Board, CEO
Edward Fisher            Director
John H. Spriggs          Director, President, COO and CFO
Willard McAndrew         Sr. Vice President/Investments
James R. Clark           Director
R. Wayne Duke            Director

June 6, 1998, through June 15, 1998:

John H. Spriggs          Chairman, CEO, President, Treasurer
James R. Clark           Director
R. Wayne Duke            Director

June 16, 1998, through July 16, 1998:

Mark S. Pierce           Director, CEO, President, CFO and Treasurer
R. Wayne Duke            Director

July 17, 1998, through December 30, 1998:

Mark S. Pierce           Director, CEO, President, CFO and Treasurer

December 30, 1998, through the date of this report:

Roger F. Tompkins        Director, CEO, President, CFO and Treasurer

Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages, as of the date of the filing of this report:

   Name                 Age          Position
   ----                 ---          --------

Roger F. Tompkins       54           Director, President, CEO, CFO and Treasurer

Profiles of Directors and Executive Officers: Roger F. Tompkins first served as a director of the Company from September 18, 1995, through December 30, 1996. From November, 1985, through January, 1996, Mr. Tompkins was a director and the sole executive officer of Power Capital Corporation, a consulting firm which, through a wholly owned subsidiary, Concepts Associates, Inc., specialized in mergers, acquisitions, corporate finance and public relations. Power Capital is publicly held, and acquired in January of 1996 a business in China which is developing a Sheraton Hotel and adjoining commercial complex in the Beijing metropolitan area. Mr. Tompkins resigned as an officer and as a director of this entity after the acquisition. Since August, 1980, Mr. Tompkins has been a director and an executive officer of Concepts Associates, which, until January of 1996, was a wholly owned subsidiary of Power Capital. Mr. Tompkins purchased Concepts Associates from Power Capital in January, 1996, and is now conducting the previous business of Power Capital through Concepts Associates. During 1961 and 1962, Mr. Tompkins attended Farleigh Dickenson University but did not receive a degree.

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

Item 10.  Executive Compensation.

The following table sets forth information concerning the compensation paid to all executive officers of the Company during 1997. No compensation was paid to executive officers during 1998; thus, no presentation is made in the following table in this regards.


                           Summary Compensation Table

                                             Annual Compensation
                                             -------------------
Name, Principal Position (1)           Year        Salary       Bonus
----------------------------           ----        ------       -----

Robert W. Marsik,
president, CEO and CFO                 1997        $0         $44,284 (2)

(1) Mr. Tompkins was not appointed an executive officer until December 30, 1998; consequently, he received no compensation from the Company for services rendered during 1998.

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

Item 11.  Security Ownership of Management and Certain Others.

The following table sets forth certain information regarding the beneficial ownership as of March 31, 1999, of the Common Stock by (1) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

    Name of                            Number of Shares        Percentage of
Beneficial Owner                      Beneficially Owned        Ownership *
----------------                      ------------------        -----------

Roger F. Tompkins                             0                     0%

All executive officers
 and directors as a group (one person)                              0%

* These shares and percentages are based upon the assumed conversion of all outstanding shares of Series A Preferred Stock, on March 31, 1999, which would have resulted in there having been 16,228,638 shares of Common Stock outstanding on that date.

Item 12.  Certain Transactions.

On February 6, 1998, the Company issued 90,000 shares of Series A preferred stock valued at $180,000 and 4,500,000 Series A warrants to a former officer and director in exchange for his services rendered from August 29, 1997, through January 22, 1998. In February, 1998, the Company paid a former director 14,826 shares of common stock valued at $24,508 for services rendered during the year ended December 31, 1997. During 1998 and 1997, respectively, the Company paid this former director and executive officer cash of $121,395 and $9,040 for legal services rendered during the years ended December 31, 1997 and December 31, 1996, respectively. Common stock issued in exchange for services were valued at the market price of the stock on the date of issuance.

During 1998, the Company established an escrow account with a former officer of the Company. Funds totaling $37,381 were available to the Company at December 31, 1998.

During 1998, the Company purchased common shares in Cyberquest, Ltd., a privately held Colorado corporation (Cyberquest), for $23,125. These shares of Cyberquest were later exchanged for 1,315,800 common shares of CBQ, Inc. (formerly known as Freedom Funding, Inc. ), a publicly held corporation (CBQI). This exchange was characterized as a tax free reorganization under the Internal Revenue Code and resulted in Cyberquest becoming a wholly owned subsidiary of CBQI and in the Company holding restricted shares in CBQI. A former executive officer and director of the Company at the time of the investment in Cyberquest and the exchange with CBQI was also then a majority shareholder, executive officer and director of CBQI, although this person was never a shareholder, executive officer or director of Cyberquest. In conjunction with this investment, the Company entered into an agreement to loan Cyberquest $90,000. The agreement provides for interest on the outstanding balance to accrue at 1% per month, is unsecured and due on demand.

Item 13.  Exhibits and Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stone Mountain, State of Georgia on the 8th day of April, 1999.

MIDLAND, INC.
(Registrant)


By: /s/ Roger F. Tompkins
   ----------------------------------
   Roger F. Tompkins, Chief Executive
   Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity indicated on the 8th day of April, 1999.

By: /s/ Roger F. Tompkins
   ----------------------------------
   Roger F. Tompkins, Director