Form 10QSB
period 1999-03-31
MIDLAND INC
filed 1999-04-12
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  0 24736

                                  Midland, Inc.
                                  -------------
       (Exact name of small business issuer as specified in its charter)

            Colorado                                           84-1078201
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                           identification number)

1073 4th Street, No. 3, Stone Mountain, Georgia                  30083
-----------------------------------------------                  -----
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (303) (770) 413 8734

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

I. PART I  FINANCIAL INFORMATION

Item 1. Financial Statements


                                  MIDLAND, INC.
                                 BALANCE SHEETS

                                                   March 31,        December 31,
       ASSETS                                        1999               1998
       ------                                        ----               ----
                                                  (Unaudited)

ASSETS

CURRENT ASSETS
  Cash                                            $        43       $        43
  Restricted cash-escrow                                8,134            37,381
  Note receivable                                      90,000            90,000

TOTAL CURRENT ASSETS                                   98,177           127,424

INVESTMENT (Note C)                                    23,125            23,125

 TOTAL ASSETS                                     $   121,302       $   150,549

 LIABILITIES AND
    SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $   209,116       $   209,116
  Notes payable                                        45,000            45,000
  Accrued interest                                     26,041            26,041
  Accrued payroll taxes                                 8,510             8,510
  Accrued income tax                                      800               800

TOTAL CURRENT LIABILITIES                             289,467           289,467

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Series A preferred stock,
    $0.40 par value,
     360,000 shares authorized,
     295,911 issued and outstanding                   118,365           118,365
  Series B preferred stock,
     $0.40 par value,
     149,259 shares authorized,
    no shares issued or outstanding                      --                --
  Common stock, $0.40 par value,
    10,000,000 shares authorized,
     3,696,807 shares issued
         and outstanding                            1,106,928         1,106,928
  Additional paid in capital                        1,789,134         1,789,134
       Accumulated deficit                         (3,182,592)       (3,153,345)

TOTAL SHAREHOLDERS' DEFICIT                          (168,165)         (138,918)

TOTAL LIABILITIES AND
   SHAREHOLDERS' DEFICIT                          $   121,302       $   150,549


   The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the three months ended
                                                  March 31,           March 31,
                                                    1999                1998
                                                    ----                ----

SALES                                            $         0        $         0

COST OF SALES                                              0                  0

Gross profit                                               0                  0

OPERATING EXPENSES
  General and administrative                          29,247            220,863
  Depreciation                                             0                  0

TOTAL OPERATING EXPENSES                                   0            220,863

LOSS FROM OPERATIONS                                       0           (220,863)

OTHER INCOME (EXPENSES)
  Interest income                                          0              1,264
  Interest expense                                         0                  0

LOSS BEFORE INCOME TAXES                             (29,247)          (219,599)

Provision for income tax                                   0                800

NET LOSS                                         $   (29,247)       $   219,599)

Net loss per common share                              (.001)              (.08)

Weighted average number
   of shares outstanding                           3,696,807          2,823,207



   The accompanying notes are an integral part of these financial statements.

                                  MIDLAND, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the three months ended
                                                        March 31,      March 31,
                                                          1999           1998
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                             $ (29,247)     $(219,599)

  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
         Depreciation                                          0              0
  Gain on sale of property
    and equipment                                              0              0

Changes in operating assets and liabilities:

  Accounts receivables                                         0              0
  Inventory                                                    0              0
  Prepaid expenses                                             0              0
  Other assets                                                 0              0

Increase (decrease) in:

  Subscription receivables                                     0       (100,000)
  Accounts payable                                             0         (7,726)
  Accounts payable: related party                              0       (153,000)
  Accrued expenses                                             0          1,013
  Bank overdraft                                               0              0

NET CASH USED IN
     OPERATING ACTIVITIES                                      0       (479,312)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary                                     0       (329,000)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long term debt                                   0              0
  Net proceeds from long term debt                             0              0
  Proceeds from sale of
   series A preferred stock                                    0         86,202
  Proceed from sale of
   common stock                                                0        156,215
  Proceeds from additional
   paid in capital                                             0        720,143

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                        0        962,560

NET INCREASE (DECREASE) IN CASH                          (29,247)       154,248

CASH, BEGINNING OF PERIOD                                 37,381          7,984

CASH, END OF PERIOD                                    $   8,134      $ 162,232



   The accompanying notes are an integral part of these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations: The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1998, each of which raised substantial doubts about the ability of the Company to continue as a going concern. The Company, as a result of the cessation of its coffee business, the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1999 or 1998; thus, no meaningful comparison can be made to prior periods. The Company generated no sales or cost of sales during the period, and incurred only general and administrative expenses in regards of its operations.

At March 31, 1998, the Company reported a cash balance of $162,232 and an investment in subsidiary of $329,000. (The subsidiary was ArconEnergy.) This cash was misappropriated by Mr. Daniel W. Fisher and/or invested in ArconEnergy , and became the basis of a law suit which was subsequently settled. The subsidiary investment was then written off as a loss. At that date there was also a subscription receivable in the amount $100,000 from Mr. King and his StockstoWatch.com which was subsequently written off as uncollectible. Accounts payable at March 31, 1998, aggregated $121,000 to related parties. This represented a $153,000 decrease from year end which was the result of the delivery of 90,000 shares of Series A Preferred Stock to a former officer and director in exchange for his services from August 29, 1997, through and including January 22, 1998. The sum of $153,000 was accrued at year end for these services and an additional $27,000 was incurred during the first quarter of 1998, all of which was satisfied through the delivery of the stock. The remaining $121,000 in related party accounts payable was subsequently satisfied as well.

In the final quarter of 1998, the Company made a loan to an unaffiliated entity of approximately $90,000 on a short term basis at an above market rate and invested $23,125 in common stock from this entity.

In the first quarter of 1999 the sole business of the Company has been directed towards obtaining an audit of its financial statements for 1999 and 1998 and towards the filing of the appropriate annual and quarterly reports with the Securities and Exchange Commission. Management was successful in these endeavors. Secondly, management has dedicated itself towards obtaining a listing of the securities of the Company on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. The Company has obtained the services of a broker/dealer who is sponsoring the securities for trading and management is currently in the process of answering the questions of the NASD prior to the re-listing of the securities.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of April, 1999.

MIDLAND, INC.
(Registrant)

By: /s/ Roger F. Tompkins
-------------------------
Roger F. Tompkins, Chief Executive,
Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 9th day of April, 1999.

By: /s/ Roger F. Tompkins
-------------------------
Roger F. Tompkins, Director