Form 10QSB
period 1999-06-30
MIDLAND INC
filed 1999-08-16
CIK 830746

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  0-24736

                                  Midland, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                             84-1078201
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

              1073 4th Street, No. 3, Stone Mountain, Georgia 30083
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (770) 413-8734

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 12, 1999, there were 3,696,807 shares of common stock outstanding and 16,228,638 common share equivalents.



I. PART I  FINANCIAL INFORMATION

Item 1. Financial Statements


                                  MIDLAND, INC.
                                 BALANCE SHEETS

                                                                   June 30,     December 31,
                                                                     1999          1998
                                                                     ----          ----
                                                                 (Unaudited)
ASSETS:

CURRENT ASSETS
  Cash                                                           $        43    $        43
  Restricted cash-escrow                                                 867         37,381
  Note receivable                                                     90,000         90,000

TOTAL CURRENT ASSETS                                                  90,910        127,424

INVESTMENT (Note C)                                                   23,125         23,125

TOTAL ASSETS                                                     $   114,035    $   150,549

LIABILITIES AND SHAREHOLDERS' DEFICIT:

CURRENT LIABILITIES
  Accounts payable                                               $   187,616    $   209,116
  Notes payable                                                       45,000         45,000
  Accrued interest                                                    26,041         26,041
  Accrued payroll taxes                                                8,510          8,510
  Accrued income tax                                                     800            800

TOTAL CURRENT LIABILITIES                                            267,967        289,467

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Series A preferred stock, $0.40 par value, 360,000
         shares authorized, 295,911 issued and outstanding           118,365        118,365
  Series B preferred stock, $0.40 par value, 149,259
          shares authorized, no shares issued or outstanding            --             --
  Common stock, $0.40 par value, 10,000,000 shares authorized,
          3,696,807 shares issued and outstanding                  1,106,928      1,106,928
  Additional paid in capital                                       1,789,134      1,789,134
  Accumulated deficit                                             (3,168,359)    (3,153,345)

TOTAL SHAREHOLDERS' DEFICIT                                         (153,932)      (138,918)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $   114,035    $   150,549



                                  MIDLAND, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the six months ended
                                                June 30, 1999      June 30, 1998
                                                -------------      -------------

SALES                                            $      --          $      --
COST OF SALES                                           --                 --
Gross profit                                            --                 --
OPERATING EXPENSES
  General and administrative                          35,014            237,613
TOTAL OPERATING EXPENSES                              35,014            237,613
LOSS FROM OPERATIONS                                 (35,014)          (237,613)
OTHER INCOME (EXPENSES)
  Interest income                                       --                2,188
  Release of debt                                     20,000               --
LOSS BEFORE INCOME TAXES                             (15,014)          (235,425)
Provision for income tax                                --                 --
NET LOSS                                         $   (15,014)       $  (235,425)
Net loss per common share                              (.001)              (.07)
Weighted average number
    of shares outstanding                          3,696,807          3,272,513

                                  MIDLAND, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the six months ended
                                                    June 30, 1999  June 30, 1998
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (15,014)   $  (235,425)
Adjustments to reconcile net loss to net cash
 used in operating activities:                              --             --
Changes in operating assets and liabilities:                --             --
Increase (decrease) in:
  Subscription receivables                                  --         (100,000)
  Accounts payable                                       (21,500)        (7,726)
  Accounts payable: related party                           --         (153,000)
  Accrued expenses                                          --            2,026
NET CASH USED IN OPERATING ACTIVITIES                    (36,514)      (494,125)
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary                                  --         (529,967)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from long term debt                          --             --
  Proceeds from sale of series A preferred stock            --          106,881
  Proceed from sale of common stock                         --          259,822
  Proceeds from additional paid in capital                  --          888,006
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --        1,254,709

NET INCREASE (DECREASE) IN CASH                          (36,514)       230,617
CASH, BEGINNING OF PERIOD                                 37,424          7,984
CASH, END OF PERIOD                                  $       910    $   238,601

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations: The Company has had recurring losses from operations since inception and had a net capital deficiency at December 31, 1998, and June 30, 1999, each of which raised substantial doubts about the ability of the Company to continue as a going concern. The Company, as a result of the cessation of its coffee business, the recision of two separate acquisitions and the failure of its other reported acquisitions, had no operations during 1999 or 1998; thus, no meaningful comparison can be made to prior periods. The Company generated no sales or cost of sales during the period, and incurred only general and administrative expenses in regards of its operations.

Daymar Corporation: The Company settled an account payable in the amount of $25,000 with Daymar Corporation through its agreement to pay $5,000 in cash. The settlement was effective on execution and delivery of the agreement and the payment of $1,500, which resulted in income of $20,000 to the Company during the period under consideration, as well as a reduction of cash in the amount of $1,500 and a reduction in accounts payable of $21,500, leaving an account payable of $3,500.

Brother's Gourmet Coffee: Brother's Gourmet Coffee has agreed to settle its account for $50,000; however, the Company does not presently have the funds necessary to bring the account to a close; thus, accounts payable at June 30, 1999, include the full amount due this creditor. This account comprises almost all of the stated accounts payable at the end of the period under consideration. Legal counsel to Brothers Gourmet Coffee has stated that the offer will remain outstanding indefinately or until Brothers Gourmet Coffee indicates it is no longer willing to settle the debt for the $50,000 agreed. As of the date of this report, the offer remains outstanding.

DayStar Litigation: On May 14, 1998, Business Growth Fund of Southern California, LP, and Daystar Partners, Inc., sued the Company in Los Angeles Superior Court (Case No. BC191159) alleging that the Company failed to deliver to them Common Stock and warrants which they claim to have been entitled as a result of their agreements concerning certain bridge loans to the Company during 1996, the proceeds of which were used, in part, to provide for the secondary offering made by the Company in August, 1996, and further claiming moneys due to them in regards of their exercise of certain bridge loan warrants issued them. The Company has not been served with the suit, but has responded by letter to the plaintiffs informing them that they have no basis for the suit and seeking to find an accommodation so as to avoid the incurrence of unnecessary legal fees. Legal counsel to the Company has orally informed management that the law suit has been unilaterally withdrawn by the plaintiffs.

In 1999 the sole efforts of the Company have been directed towards (1) obtaining an audit of its financial statements for 1999 and 1998, (2) the filing of the appropriate periodic reports with the Securities and Exchange Commission required under the Securities Exchange Act of 1934 and (3) obtaining a listing of the securities of the Company on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. Management has been successful in the first two of these endeavors. Regarding the third, the Company obtained the services of a broker/dealer who sponsored the common stock of the Company for trading; however, management determined not to pursue this appication due to the failure of the broker/dealer to adequately and timely respond to the NASD and to keep the Company informed on the progress of the application.

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

                           PART II-OTHER INFORMATION

Item 1. Litigation.

DayStar Litigation: On May 14, 1998, Business Growth Fund of Southern California, LP, and Daystar Partners, Inc., sued the Company in Los Angeles Superior Court (Case No. BC191159) alleging that the Company failed to deliver to them Common Stock and warrants which they claim to have been entitled as a result of their agreements concerning certain bridge loans to the Company during 1996, the proceeds of which were used, in part, to provide for the secondary offering made by the Company in August, 1996, and further claiming moneys due to them in regards of their exercise of certain bridge loan warrants issued them. The Company has not been served with the suit, but has responded by letter to the plaintiffs informing them that they have no basis for the suit and seeking to find an accommodation so as to avoid the incurrence of unnecessary legal fees. Legal counsel to the Company has orally informed management that the law suit has been unilaterally withdrawn by the plaintiffs.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August, 1999.

MIDLAND, INC.
(Registrant)

By: /s/ Roger F. Tompkins
-------------------------
Roger F. Tompkins, Chief Executive,
Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 12th day of August, 1999.

By: /s/ Roger F. Tompkins
-------------------------
Roger F. Tompkins, Director